Form 10KSB
period 2004-05-31
U S PRECIOUS METALS INC
filed 2004-09-01
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2004

Commission File Number 0-50703

U.S. Precious Metals, Inc.

Delaware	14-1839426
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

260 Garibaldi Avenue, Lodi, New Jersey 07644

(Address of principal executive offices)

(973) 272-8424

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.00001 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were: $-0-

As of August 23, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $ -0-.  As of August 23, 2004, no trading market exists for the Company’s common stock.

The number of shares outstanding of the registrant's class of common stock on August 24, 2004 was 26,371,184 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2004, the Company audited financial statements reflect total assets of $87,132, total current liabilities of $23,433, working capital of $101, and no income from operations.  Accordingly, certain risks exist with respect to the Company and it ability to generate income in the future and/or effect its plan of operations of evaluating and acquiring mining properties.

INDUSTRY RISKS. The business focus to acquiring prospective mineral properties, principally gold and silver properties. This industry is historically capital intensive and of high risk. The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties.  The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company’s control and are not predictable. Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

ä

The ability to discover economic ore deposits,

ä

The subsurface location of economic ore deposits,

ä

The development of appropriate metallurgical processes,

ä

The receipt of necessary governmental approvals, and

ä

The construction of mining and processing facilities at any site chosen for mining, although the Company, at this time, does not expect to engage in actual mining operations.

In addition, the commercial viability of a mineral deposit is dependent on a number of these factors including:

ä

The price of gold,

ä

Exchange rates,

ä

The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting gold and environmental protection.

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

LIMITED GEOLOGICAL WORK CONDUCTED ON EXISTING MINING PROPERTY OF COMPANY.  The Company has acquired the exploration concession to the Solidaridad  Properties.  The Company has received mining reports on the Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property.  At the time of  their  respective  reports, both geologists were independent, however, subsequent to his report, the Company appointed Dr. Gerald Harper to the Company's Board of Directors.  During the next 12 months,  subject to available funds, the Company intends to carry out additional exploration work on the  Solidaridad  I  property  in order to  ascertain  whether  the  property possesses  commercially  exploitable  quantities of gold and silver. The Company also  intends to conduct  exploratory  work on the  Solidaridad  II, III, IV & V properties,  as well as  limited  exploratory  work on other  properties  in the vicinity of the Solidaridad  Properties.  The Company can not predict if commercially exploitable mineral deposits or reserves exist on the Solidaridad  Properties until appropriate  exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations for the near term of conducting additional exploratory work on the Solidaridad property.  In addition, the Company will require additional capital in the future to sustain its operations until it achieves profitable operations.  No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of the additional Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

SPECULATIVE PRICE OF GOLD. Gold exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if the Company is successful in identifying gold deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, among other factors. The market price of gold historically has been unpredictable, and subject to wide fluctuations. The decline in the price of gold could render a discovered property uneconomic for unpredictable periods of time.

INDUSTRY REGULATION. The mineral exploration and mining industry is subject to numerous statutory and regulatory requirements and controls at various governmental levels. Regulations can impact the manner and methodology of any exploration, mining and milling activities undertaken by the Company or its assigns. The impact of such regulations can not be predicted, and may cause unexpected delays, and/or become cost prohibitive, thereby rendering any prospect uneconomic.

ENVIRONMENTAL AND OTHER RISKS. Mining activities poses certain environmental risks, as well personal injury risks. While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could  have  a  material adverse impact on the business of the Company.

MANAGEMENT AND DEPENDENCE ON MANAGEMENT. The ability of the Company to conduct its business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase the Company’s common stock unless such person is willing to entrust all aspects of the business affairs of the Company to its current management.

PENNY STOCK REGULATION.   The  Company's  common stock may be deemed a  "penny stock"  under  federal  securities  laws.  The  Securities  and  Exchange  Commission has  adopted  regulations  that  define a  "penny stock" generally to be any  equity security  that  has  a market price of less than $5.00 per share,  subject  to  certain exceptions.  These regulations impose  additional  sales  practice  requirements  on  any broker/dealer  who sell  such  securities  to  other than  established investors and accredited investors.   For transactions covered by this rule,  the  broker/dealer must make certain suitability determinations   and  must receive the purchaser's written consent prior  to  purchase.  Additionally, any transaction may require the  delivery prior  to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and  the registered representative, as  well as current  quotations for the  securities.   Finally, monthly statements  are  required  to  be  sent   disclosing  recent price information for the penny  stock held in  the  account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the  market liquidity  for such securities.

Part I

Item 1 - Description of the Business

Company Background.

U.S. Precious Metals, Inc. (“Company”) was incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. (American International). On May 9, 2002, the Board of Directors of American International declared a dividend, in the form of common stock of U.S. Precious Metals, Inc., to be issued to its beneficial shareholders of record on such date. On the record date, American International had 274 beneficial shareholders.  The ratio of common shares of the Company received by each American International shareholder was one share of Company common stock for each 10 shares of American International common stock held by such record owner. On or about June 10, 2004, a total of 1,961,184 shares of common stock were issued  to the beneficial shareholders of American International on the record date. These shares represented all of the issued and outstanding capital stock of the Company on such record date. American International did not retain any additional shares of common stock of the Company.

The Company believes that the distribution of the Company stock to the shareholders of American International should qualify as tax free transaction under Section 368(d) of the Internal Revenue Code of 1986. The Company, however,  has not requested nor received a tax ruling from the Internal Revenue Service. The four ingredients needed for qualification were present.  There was a plan of reorganization, there were continuity of interests and continuity of business enterprise as described in the Regulations; there was a sound business purpose for the reorganization; and the court-imposed step transaction doctrine did not apply to this reorganization.  In addition, there was no boot involved in this reorganization so there should be no tax imposed on either U.S. Precious Metals, Inc. or its shareholders. If the spin-off were not to qualify under Section 355 of the Internal Revenue Code, then each shareholder who receives shares of the Company common stock in the spin-off would be treated as if such stockholder received a taxable distribution in an amount equal to the fair market value of the Company common stock received on the date it is received.

In March 2002, the Company entered into an oral arrangement with the owners of a mining property located in Mexico known as the Solidaridad mining claims (discussed in greater detail below). At the time, little geological information was known about the property other than information collected by local residents. Based upon available information, the board of directors of American International determined that, while the information was prospective, they were more interested in identifying mineral properties in the United States that had proven or probable resources, and were not interested in properties requiring significant exploration work.  Consequently, the board of directors of American International determined to separate the two companies so that each company would focus exclusively on the business of the respective companies.

Following the record date of the spin-off transaction, the Company elected a new board of directors and new officers. The new management team pursued acquiring the mining property known as the Solidaridad mining claims.  In March 2003, in anticipation of acquiring the mining claims, the Company formed U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation, as a wholly owned subsidiary of the Company. The Company, through its wholly owned subsidiary, has acquired exploration concessions to certain mineral properties known as “Solidaridad I”, “Solidaridad II,” “Solidaridad III,” and “Solidaridad IV”, and is in the process of finalizing the acquisition of the mining concession to the “Solidaridad V”  (collectively, the “Solidaridad Properties”), all of which are located in State of Michoacan, Mexico. The Company engaged two independent mining geologists to conduct preliminary surface mapping and sampling on the Solidaridad I property and each prepared a report of their findings (See “Geological Reports” below).

The Company’s office is located at 260 Garibaldi Avenue, Lodi, New Jersey 07644. The Company’s telephone number is (973) 272-8424.

Description of Business.

The  Company  is an  exploration  stage  company  engaged  in  the  acquisition, exploration and development of mineral properties.  The Company has acquired the exploration concession to the Solidaridad  Properties.  The Company has received mining  reports on the  Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property.  At  the  time  of  their  respective  reports, both geologists were independent, however, subsequent to his report, the Company appointed Dr. Gerald Harper to the Company's Board of Directors.  During the next 12 months,  subject to available funds, the Company intends to carry out additional exploration work on the  Solidaridad  I  property  in order to  ascertain  whether  the  property possesses  commercially  exploitable  quantities of gold and silver. The Company also  intends to conduct  exploratory  work on the  other Solidaridad Properties,  as well as  limited  exploratory  work on other  properties  in the vicinity of the Solidaridad  Properties.  The Company can not predict if commercially exploitable mineral deposits or reserves exist on the Solidaridad  Properties until appropriate  exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

The Solidaridad and Other Properties.

During  March  2003  through May 2004  the Company acquired exploration concessions  to the  Solidaridad Properties.  The rights to the Solidaridad I property were acquired from its prior owners,  Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas,  Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with the Company.  In exchange for the concession, the Company issued to the prior owners a total of 1,500,000 shares of common stock of the Company, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property.  The Company acquired the exploration concession to the remaining Solidaridad Properties directly from the Mexican government through a concession grant or raffle procedure,  pursuant to which the Company was awarded the exploration concession.  The Company has received formal concession title to all of its properties other than the Solidaridad V, which it expects to receive from the Mexican government during September 2004. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V- 921 hectares.  A hectare is equivalent to 2.47 acres.

In April 2004, the Company acquired an exclusive option to conduct geological studies on six mining claims located in Caborca County, State of Sonora, Mexico. The period of exclusivity is five years during which time the parties must agree upon terms of acquiring the mining claims. If the parties fail to agree on such terms during the option period, the Company’s rights to the property will expire. The Company has no mining data with respect to the property, and intends to conduct limited geological work on the property subject to available working capital.

Exploration rights to mineral properties in Mexico are granted by the government in the form of  exploration  or  exploitation  concessions  to either persons of Mexican nationality or companies  constituted under Mexican laws. An exploration concession  enables the holder to explore for,  but not extract, minerals for a term of six years.  In order to extract minerals, one must receive  an exploitation concession from the Mexican government which grants the concession holder the right to extract and mine for minerals for a term of 50 years.  In order to maintain concession rights from the Mexican government, a concession holder is required, annually, to perform limited expenditures on each property and pay a fee to the government based on the size of the  property under concession.  For the Solidaridad  Properties, the Company expects the necessary expenditures not to exceed $5,000 per annum, and the fees payable to the government not to exceed $3,000 per annum.  These amounts are adjusted  annually by an inflation factor.

The  properties  are located in the southern  portion of the State of Michoacan, which is in the southwestern  portion of Mexico. The regional area is accessible by a paved road from the city of  Morelia,  the  capital  of the State,  and the claim sites are  accessible by a gravel road from the regional area. The site of the  Solidaridad  Properties is part of the Sierra Madre range,  and rests in an area of valleys and peaks  ranging  from 610 to 1,100 meters in  elevation.  The surrounding area is predominantly agrarian.  Villages immediately near the claim sites offer little or no amenities, however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region.  Electricity is provided to the area by a main power line  running north towards the center of the valley adjacent to the gravel road.

Proposed Exploration.

Both geologists have conducted their preliminary geological work on a Solidaridad I property, and after their review, both have concluded that the Solidaridad I property warrants further geological exploration. In addition, both geologists provided a recommendation of the nature and extent of additional work to be performed. The Company intends to follow largely the recommendations of Dr. Harper as contained in the Harper Report.

Pursuant to Dr. Harper’s recommendations, the Company expects to initiate a two-phase work program totaling $618,000.

The first phase will be comprised of surface sampling, assay verification, mapping and surveying that will be conducted during a three-month period. The description and estimated cost of this phase is detailed below:

First Phase

Surveying and physical mapping of CAT cuts

US$  15,000

Geologic mapping of prospects primarily along CAT cuts

US$  35,000

Sampling and assaying channel samples along CAT cuts &

other sites

US$  70,000

Heavy equipment rental and operation

US$  30,000

Supervision, results and reports compilation

US$  30,000

Administrative support

US$  20,000

Sub total

US$200,000

The second phase will be based upon the results of the first phase described above, and will be conducted during a six month period of time.  According to Dr. Harper, it is assumed that at least three target areas will have been defined adequately to justify angled hole fences of two drill holes on each of two sections in the three highest priority target areas. The diamond drilling program will aggregate 1,800 metres of drilling. Concurrent with the drilling program, mapping and geochemical soil sampling of the undisturbed areas interpreted as having potential for mineralization will be undertaken. It is expected that subsequent diamond drilling will be required as defined by results of the first phase of drilling and the additional mapping and sampling completed. Review of quality of core recovery, distribution pattern of gold, rock types and structure will assist in determining whether a cheaper, non-coring drilling method can be selected for much of the subsequent drilling. The description and estimated cost of this phase is detailed below:

Second Phase

Diamond drilling 1,800m x US$120/m

US$216,000

Sampling and assaying

US$  18,000

Geology

US$  40,000

Geochemical survey

US$  20,000

Surveying

US$    8,000

Supervision, results and reports compilation

US$  35,000

Administrative support

US$  25,000

Contingency @ 10%

US$  56,000

Sub total

US$418,000

As indicated by Dr. Harper in his report recommendations, additional drilling and other geological exploration likely will be required in order to continue to explore the property.

The proposed expenditures and work is subject to obtaining additional financing and approval of the Company’s Board of Directors.

Governmental Regulation.

In connection with its exploration activities, the Company will be required to comply with all regulations, rules and directives imposed by the Mexican government. As stated above, the Company will be required, on an annual basis, to conduct a limited amount of work on the Solidaridad Properties and to pay a fee to the Mexican government based upon the total number of hectares under concession.  In addition, prior to commencement of its proposed exploration program, the Company will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact, which report must be approved by the ministry. The report will describe how the topography may be altered as a result of the proposed exploration program. Based upon the limited work to be performed on the Solidaridad Properties, the Company expects, upon filing of its required report, to receive approval from the ministry.

Employees.

As of May 31, 2004, the Company’s full time employees are Jose Garcia, and a field geologist in Mexico. The Company’s other officers work part time for the Company. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company’s business office is located at 260 Garibaldi Avenue, Lodi, New Jersey 907644, and is provided by the Company’s Secretary and Vice President on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will sufficient to support its needs for the next 12 months.

Item 3. Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information:

On June 4, 2004, NevWest Securities, an NASD registered broker/dealer, filed a 15c2-11 with the National Association of Security Dealers to trade the Company’s common stock on the OTC-BB. As of August 23, 2004, a trading market does not exist for the Company’s common stock.

As of May 31, 2004, there are 328 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividend the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

Equity Compensation Plan Information

The Company’s Equity Compensation Plan Information as of May 31, 2004 is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities.

In July 2002, the Company issued:  (i) 6,100,000 shares of its common stock to Mr. Peter Toscano, the Company’s President and Chief Executive Officer for introducing the Solidaridad Properties to the Company; (ii) 4,500,000 shares of common stock of the Company to Mr. Jack Wagenti, the Company’s Vice President for introducing the Solidaridad Properties to the Company; (iii) 1,500,000 shares of common stock of the Company to Mr. Jose Garcia, the Company’s Vice President, and President of its Subsidiary for introducing the Solidaridad Properties to the Company,  and (iv) 1,500,000 shares of its common stock to the owners Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, for the concession rights to the Solidaridad I property.  The securities were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as the offering was made to less than 35 person, and each acquired the securities for investment purposes and not with a view towards distribution.

In May 2003, the Company issued 200,000 shares of its common stock to an attorney in exchange for legal services. In October 2003, the Company issued 1,000,000 shares of common stock each to Mr. Peter Toscano and Mr. Jack Wagenti. The shares were issued in exchange for services rendered as officers of the Company for the period from June 2002 to May 31, 2004. In November 2003, the Company issued 400,000 each to Mr. William Matlack for services rendered as Chairman of the Company from November 2003 through May 31, 2004. The securities were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as the offering was made to less than 35 person, and each acquired the securities for investment purposes and not with a view towards distribution.

In May 2003, the Company completed a private placement of its common stock pursuant to which it sold 5,000,000 units at $0.025 per unit to a total of 17 accredited investors and received $125,000 in gross proceeds. In November 2003, the Company completed a private placement of its common stock pursuant to which it sold 1,600,000 units at $0.10 per unit to a total of 13 accredited investors and received $160,000 in gross proceeds. From January 2004 through May 31, 2004, the Company completed a private placement of its common stock pursuant to which it sold 360,000 units at $0.25 per unit to a total of 8 accredited investors and received $90,000 in gross proceeds. Each unit for the above offerings consisted of one share of common stock and on half of a warrant. The warrant is exercisable at $0.50 per share during an 18 month term. The offerings were completed pursuant to Rule 504 of Regulation D promulgated under Securities Act of 1933, as amended, on the basis that; (i) the offerings were less than $1,000,000, in the aggregate; (ii) no advertisement or general solicitation was used in connection with the offering, (iii) each recipient of securities represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions, (iv) the Company had a specific business plan at the time of the offerings, being the exploration of the Solidaridad I property; and  (v) the Company was not subject to the reporting requirements of the Securities and Exchange Act of 1934 at the time of the offering.

Item 6.  Management's Discussion and Analysis or Plan Of Operation.

The Company is a mineral exploration company.  There are no known bodies of ore on the property concessioned by the Company. The Company's plan of operations is to raise funds to carry out further exploration on the Solidaridad Properties with the objective of establishing ore of commercial tonnage and grade.

During fiscal years 2002 thru fiscal 2004, the Company raised $375,000  from the sale of 6,960,000  units.  The Company's cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties  other than  Solidaridad I, $150,000 for  exploration of other claims in the region, and $140,000 for general and  administrative  costs, each as described below.

The  projected  exploration  on the  Solidaridad  I  property  will  consist  of preliminary  ground exploration work and exploratory  drilling.  The preliminary ground exploration will entail detailed geological mapping,  soil sampling,  and channel  sampling  of  road  cuts to  delineate  mineralization,  if  any.  This preliminary work will be followed by a combination of reverse circulation rotary and  diamond  core  drilling to test the grade,  thickness,  and  continuity of mineralization,  if any,  determined  or identified  by the  preliminary  ground exploration.  While the depth of drilling currently cannot be determined,  it is anticipated  that initial holes will total 150 to 300 meters in depth.  Based on existing  data, the Company  expects to drill  approximately  40-60  exploratory holes,  however,  the  actual  number  will be  dependent  upon the  results of preliminary  exploratory  work,  results of prior drill holes, and the Company's available working capital. The Company will assay sampling and core hole results for gold, copper, and silver.

Exploratory work on the other Solidaridad claims will seek to identify and drill test for gold  mineralization  in a manner  similar to the  Solidaridad I claim.  This  work will  include  geological  mapping,  geochemical  sampling  (drainage samples, soil samples, and rock-chip samples), possibly geophysical methods, and exploratory drilling.

Regional  exploration  around the Solidaridad  claims will consist of geological prospecting including rock chip and drainage sampling,  examination of satellite imagery purchased by the Company, and evaluation of known mineral prospects.

General and  administrative  costs  include  travel  expenditures  to Mexico for Company  officers  and  consultants  estimated  to be $20,000;  salaries,  which include salaries to the Company's vice president and a field geologist in Mexico estimated to be $60,000;  legal and professional fees,  including legal fees for local  counsel in Mexico  estimated  to be  $40,000;  regulatory  work in Mexico estimated  to be $10,000,  and office  supplies  and  expenses  estimated  to be $10,000.

The Company is seeking to raise a minimum of $1,000,000 in the next 12 months to support its working capital needs as described  above. The funds may be procured through  the public or private  offering of its equity  securities.  The Company believes that debt  financing is not a funding  alternative at this time due its lack of cash flow.  The Company has entered  into  discussions  with a number of investors concerning an investment in the Company, however, at this time, it has not received  commitments from any source, and has no firm arrangements in place for  its  required  funding.  The  Company  cannot  predict  whether  it will be successful in raising any capital.

The Company has no material  commitments  for capital at this time other than as described above. In addition,  the Company does not expect to incur research and development costs within the next 12 months.

If the Company is successful in raising the  estimated  $1,000,000,  the Company believes that its  exploratory  programs can be completed  within 12 months from funding. If the Company is able to raise part but not all of the $1,000,000, the Company will  prioritize the allocation of such funds towards the exploration of the Solidaridad I property  discussed above,  along with the payment of salaries for  the  two  personnel  and  other   administrative costs described above.  Thereafter,  any additional funds will be allocated for exploration of the other Solidaridad  Properties,  followed  by regional  exploration.  If the Company is unable to raise any funds, it will be unable to complete its plan of operation.

Exploration for minerals is a speculative  venture  involving  substantial risk.  There is no  certainty  that the  expenditures  to be made by the Company in the exploration for gold and other minerals will result in discoveries of commercial quantities of ore.  Hazards such as unusual or unexpected  formations  and other conditions are involved in mineral  exploration and  development.  Consequently, the Company can not predict  whether it will be  successful  in  establishing  a "commercial  quantity"  of ore for the  Solidaridad  Properties.  A  "commercial quantity"  of ore is a  quantity  of ore  which is  sufficient  to  economically justify  commercial   exploitation.   In  determining  whether  a  body  of  ore economically justifies exploitation, the Company will assess those factors which impact the  economics of  production of the  Solidaridad  Properties,  including prevailing  metal prices,  the grade (or metal  content) of the ore,  mining and processing costs, cost of capital,  environmental  compliance costs, and general economic conditions.

If the Company is successful in establishing a commercial quantity of ore on the Solidaridad Proprieties, its present intention is not to engage in actual mining operations.  Rather,  it expects to sell the properties to a mining company,  or enter  into a joint  venture  with a mining  company to  conduct  actual  mining operations on the property. The Company has no such arrangements at this time.

Item 7. Financial Statements.

The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

Item 8.  Changes in and  Disagreements  with  Accountants on Accounting and   Financial Disclosure.

None

Item 8A . Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name

Age

Title

William Matlack

50

Chairman

Peter Toscano

56

Chief Executive Officer,

President, and Director

Jack Wagenti

67

Vice President, Secretary, and

Director

Jose Garcia

46

Vice President and Director

Gerald Harper

59

Director

William Matlack. Mr. Matlack has been Chairman of the Company since November 18, 2003. Since February 2003 to the present, he has been a registered representative with Aegis Capital, a NASD registered broker/dealer based in Valley Stream, New York.  From February 2000 to November 2002, Mr. Matlack was a research associate for metals and mining at BMO Nesbitt Burns, a NASD registered broker dealer. From May 1998 to October 2002, he held similar positions with Salomon Smith Barney and Sanford Bernstein.  His responsibilities included developing and maintaining financial models; and preparing company and sector research reports, including weekly metals markets and industry reports. Mr. Matlack has over 20 years experience as a geologist in the metals and mining industry, including 10 years (1988 to 1997) as a senior geologist for Santa Fe Pacific Gold Corporation and 5 years (1983 to 1988) as a project geologist for Gold Fields Mining Corporation.  Mr. Matlack has been involved in several major gold discoveries and mine development projects including Twin Creeks, Nevada; Lone Tree, Nevada; Getchell, Nevada; Mesquite, California; and Elkhorn, Montana. Mr. Matlack has a Bachelor of Arts degree in Geology from Carleton College, Northfield, Minnesota, and a Master of Science degree in Economic Geology from the University of Minnesota.

Peter Toscano. Mr. Toscano has been President, Chief Executive Officer and Director of US Precious Metals since May 2002. From September 2001 to the present, other than business conducted in respect to the Company’s affairs, Mr. Toscano has been retired from active business. From December 1997 to September 2001, he was a principal of a fabric recycling and reprocessing business located in Brooklyn, New York, which conducted part of its operations in Mexico City, Mexico.

Jack Wagenti. Mr. Wagenti has been a Director, Secretary, and Chief Financial Officer of the Company since May 2002.  From 1996 to the present, Mr. Wagenti has served in varying capacities with American International Ventures, Inc., a reporting company under the federal securities laws, and the former parent entity of the Company. Presently, Mr. Wagenti is the President, Treasurer and a Director of American International Ventures, Inc.

Jose Garcia. Mr. Garcia has been Vice President of the Company since May 2002 and President of U.S. Precious Metals de Mexico since March 2003. Mr. Garcia was appointed to the Board of Directors of the Company on February 27, 2004. From 1989 to June 2002, Mr. Garcia was employed in the restaurant industry in New York, New York, as general manger of a number of restaurants. Mr. Garcia is from Morelia, Mexico, and has conduct limited geological work on properties near the Company’s Solidaridad Properties.

Gerald Harper. Mr. Harper was appointed to the Board of Directors of the Company on February 27, 2004.  From July 1992 to the present, he has been president of Gamah International Limited, a mining and exploration consulting services company located Toronto, Canada. From 1998 to 2000, he was the President of the Prospectors and Developers Association of Canada. Mr. Harper received a Bachelor of Science degrees in Chemistry and Geology and a Doctorate degree in Geology from the University of London. Mr. Harper prepared a geological report for the Company as indicated herein prior to his appointment as a director of the Company.

The officers of the Company are not full time employees, other than Mr. Jose Garica. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified.  Each officer is elected to serve at the pleasure of the Board of Directors and until his successor has been elected and qualified.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May  31, 2004, 2003, and 2002, respectively:

SUMMARY COMPENSATION

Annual Compensation

Name and

Principal

Salary

Bonus

Other

Position

Year

    ($)

  ($)

   ($)

 --------

  ------

------

-------

William Matlack(1)

2004

 10,000

  -0-

   -0-

Chairman

Peter Toscano(2)

2004

 15,000

  -0-

   -0-

President, Chief

2003

     -0-

  -0-

 61,000

Executive Officer

2002

     -0-

  -0-

   -0-

and Director

Jack Wagenti(3)

2004

 15,000

  -0-

   -0-

Vice President

2003

    -0-

  -0-

  45,000

and Director

2002

    -0-

  -0-

   -0-

Jose Garcia(4)

2004

   24,000

  -0-

   -0-

Vice President

2003

   -0

  -0-

 15,000

2002

   -0-

  -0-

   -0-

Gerald Harper(5)

2004

   -0-

  -0-

 12,500

2003

   -0-

  -0-

 18,307

-------------------------------------------------------------------------------------------------------------------

(1). Mr. Matlack became Chairman of the Company on November 18, 2003, and received 400,000 shares of common stock as salary compensation for the period from November 18, 2003 through May 31, 2004. The shares are valued at $ 0.025 per share.

(2). During fiscal 2004, Mr. Toscano received 1,000,000 shares of common stock valued as salary compensation for the period from June 2002 through May 31, 2004. The shares are valued at $0.015 per share. In fiscal 2003, Mr. Toscano received 6,100,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.

(3). During fiscal 2004, Mr. Wagenti received 1,000,000 shares of common stock valued as salary compensation for the period from June 2002 through May 31, 2004. The shares are valued at $0.015 per share. During fiscal 2003, Mr. Wagenti received 4,500,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.

(4). During fiscal years 2004 and 2003, Mr. Garcia received $24,000 and $0, respectively, as salary. During fiscal 2003, Mr. Garcia received 1,500,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.

(5). The fees to Mr. Harper during fiscal 2004 and 2003 represent consulting fees paid prior to his appointment to the Company’s Board of Directors.

The Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the fiscal years 2004, 2003, and 2002.

The Company's directors received no fees for their services in such capacity, however, they are reimbursed for expenses incurred by them in connection with the Company's business.

Item 11 Security Ownership of Certain Beneficial Owners and Management.

The following table identifies, as of August 23, 2004, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 26,371,184 shares of common stock of the Company which were issued and outstanding as of August 23, 2004. The address for each party below is 260 Garibaldi Avenue, Lodi, New Jersey 07644, the address of the Company.

Percentage of

Common Stock

Common Stock

Name and

Beneficially

Beneficially

Address(1)

Owned(1)

Owned(1)

William Matlack

     400,000

  1.5%

Peter Toscano(2)

   7,100,000

26.9%

Jack Wagenti(3)

   5,650,000

21.4%

Jose Garcia

   1,500,000

  5.6%

Gerald Harper

          -0-

   -0-

Officers and directors

as a group (5 persons)

  14,650,000

55.6%

------------------------------------------------------------------------------------------------------

(1). “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)  Represents 3,400,000 shares of common stock of the Company held individually by Mr. Toscano, 1,000,000 and 1,100,000 shares of common stock of the Company held respectively by Christopher Toscano and Nicholas Toscano, Mr. Toscano’s sons, and 1,500,000 shares of common stock of the Company by Mr. Toscano’s spouse. Mr. Toscano disclaims beneficial ownership of the 3,600,000 shares of common stock of the Company held by his stated family members.

(3). Represents 4,150,000 shares of common stock of the Company held individually by Mr. Wagenti and 1,500,000 shares of common stock of the Company by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares of common stock held by his spouse.

Item 12. Certain Relationships and Related Transactions.Item 12. Certain Relationships and Related Transactions.

In July 2002, the Company issued 12,100,000 shares of common stock to its officers as described herein. Mr. Peter Toscano, the Company’s Chairman and Chief Executive Officer received 6,100,000 shares of common stock of the Company, Mr. Jack Wagenti, the Company’s Vice President, received 4,500,000 shares of common stock of the Company, and Mr. Jose Garcia, the Company’s Vice President, and President of the Subsidiary, received 1,500,000 shares of common stock of the Company. The shares of common stock of the Company were issued to each officer in exchange for introducing the Solidaridad Properties to the Company. The shares of common stock were valued at $0.01 per share.

In July 2002, the Company issued 1,500,000 shares of its common stock to the owners Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, for the concession rights to the Solidaridad I property.

In May 2003, the Company completed a private placement of its common stock pursuant to which it sold 5,000,000 units and received $125,000 in gross proceeds. Each unit consisted of one share of common stock and warrant to purchase one-half share of common stock. The warrants are exercisable at $0.50 per full share of common stock and expire December 31, 2004.

In October 2003, the Company issued 1,000,000 shares of common stock each to Mr. Peter Toscano and Mr. Jack Wagenti. The shares were issued in exchange for services rendered as officers of the Company for the period from June 2002 to May 31, 2004. The shares of common stock were valued at $0.015 per share.

In November 2003, the Company issued 400,000 to Mr. William Matlack for services rendered as Chairman of the Company from November 2003 through May 31, 2004. The shares of common stock were valued at $0.025 per share.

In November 2003, the Company completed a private placement of its common stock pursuant to which it sold 1,600,000 units and received $160,000 in gross proceeds.  Each unit consisted of one share of common stock and warrant to purchase one-half share of common stock.  The warrants are exercisable at $0.50 per full share of common stock and expire  eighteen months from date issued. From January 2004 through May 31, 2004, the Company completed a private placement of its common stock pursuant to which it sold 360,000 units at $0.25 per unit to a total of 8 accredited investors and received $90,000 in gross proceeds. The warrants are exercisable at $0.50 per full share of common stock and expire  eighteen months from date issued.

Item 13. Exhibits and Reports on Form 8-K.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit

Description

3(i)(a)

Articles of Incorporation of the Company. (Filed on April 23, 2004 as an

exhibit to the Company’s Form 10-SB Registration Statement).

3(i)(b)

Certificate of Amendment to Articles of Incorporation. (Filed on April 23,

2004 as an exhibit to the Company’s Form 10-SB Registration Statement).

3(i)(c)

Certificate of U.S. Precious Metals de Mexico (Filed on April 23, 2004 as an

exhibit to the Company’s Form 10-SB Registration Statement).

3(ii)(a)

By – Laws of the Company. (Filed on April 23, 2004 as an exhibit to the

Company’s Form 10-SB Registration Statement).

 Subsidiaries of Registrant. (Filed herewith).

(b) Reports of Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2004 were $6,000 (estimated) and for 2003 were $9,470.

(2) Audit Related Fees for 2004 and 2003 were $0.

(3) Tax Fees for 2004 were $0 and 2003 were $0.

(4) All Other Fees were $0.

(5) N/A

(6) N/A

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

CONTENTS

Page

Independent Auditor’s Report

1

Consolidated Balance Sheet

2

Consolidated Statements of Operations and

    Deficit Accumulated During Exploration Stage

3

Consolidated Statements of Changes in Stockholder’s Equity

    Accumulated During Exploration Stage

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@erols.com

    PRIVATE COMPANIES PRACTICE SECTION

Report of Independent Registered Public Accounting Firm

Board of Directors

U. S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. (an exploration stage company) as of May 31, 2004, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders’ equity, and cash flows for the year ended May 31, 2004 and 2003, and the period from January 21, 1998 (date of inception) to May 31, 2004.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Precious Metals, Inc. and its subsidiary as of May 31, 2004, and the results of their operations and their cash flows for the year ended May 31, 2004 and 2003, and the period from January 21, 1998 (date of inception) to May 31, 2004 in conformity with U.S.  generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

August 8, 2004

Wayne, New Jersey

-19- F1

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

May 31, 2004

ASSETS

Current Assets:

    Cash

$   23,534

Total current assets

     23,534

Other Assets:

    Investments in mining rights

     63,598

Total Assets

$   87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

$     3,433

    Deposits for common stock

     20,000

Total current liabilities

     23,433

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value; issued

        and outstanding, none

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; 25,951,184

        issued and outstanding

          240

    Additional paid in capital

   592,510

    Deficit accumulated during exploration stage

  (529,051)

Total stockholders’ equity

     63,699

Total Liabilities and Stockholders’ Equity

$   87,132

The accompanying notes are an integral part of these financial statements.

-20-  F2

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

                                               Year                Year                    January 21, 1998

                                                  Ended               Ended                  (Date of Inception)

                                                May 31, 2004    May 31, 2003  To May 31, 2004

Revenue                                                            $           -             $           -                        $        -

Expenses

       313,127

215,924

         529,051

Loss accumulated during

    development stage

$    (313,127)

    $     (215,924)

     $ (529,051)

Net Loss Per Share -

    Basic and Diluted

        $(.01)

$(.01)

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  23,967,594

        14,969,553

The accompanying notes are an integral part of these financial statements.

-21-  F3

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING DEVELOPMENT STAGE

FOR THE YEARS ENDED May 31, 2004, and 2003

                                                                Deficit

      Additional       Accumulated

       Common Stock

         Paid in

         During

  Shares

Amount        Capital

    Exploration Stage        Total

Balance May 31, 2002              1,961,184        $    -          $      -                  $        -                $      -

Sales of common stock

  5,000,000

      50           124,950

                                       125,000

Shares issued for services       13,100,000

    131           133,869

   134,000

Shares issued in exchange

    for mining rights

  1,500,000

      15             14,985

     15,000

Net loss for period

  (215,924)        (215,924)

Balance, May 31, 2003

21,561,184

    196           273,804

  (215,924)

     58,076

Sales of common stock

  1,880,000

      19

         229,981

   230,000

Shares for services

  2,910,000

      29

           88,721

     88,750

Retirement of stock

    (400,000)

       (4)                      4

                         -

Net loss for period

  (313,127)

$(313,127)

Balance, May 31, 2004

25,951,184

$  240

       $592,510

$(529,051)

$   63,699

The accompanying notes are an integral part of these financial statements.

-22-  F4

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year                Year                    January 21, 1998

                                                  Ended               Ended                  (Date of Inception)

                                                May 31, 2004    May 31, 2003  To May 31, 2004

Cash Flows From Operations:

Net loss

$(313,127)

$(215,924)

$(529,051)

Charges not requiring the outlay of cash:

    Common stock issued for services

     88,750

   134,000

   222,750

Changes in assets and liabilities:

    (Decrease) increase in accounts payable

    (13,074)

     16,507

       3,433

       Net Cash Consumed by Operating Activities

   (237,451)

    (65,417)

  (302,868)

Cash Flows From Investing Activities:

    Investments in mining rights

     (15,995)

    (32,603)

    (48,598)

        Net Cash Consumed by Investing Activities

     (15,995)

    (32,603)

    (48,598)

Cash Flows From Financing Activities:

    Sales of and deposits for common stock

    250,000

   125,000

   375,000

         Net Cash Provided by Operating Activities

    250,000

   125,000

   375,000

Net Increase In Cash Balance

       (3,446)

     26,980

     23,534

Cash Balance, Beginning of Period

       26,980

         -

         -

Cash Balance, End of Period

$   23,534

$   26,980

$   23,534

The accompanying notes are an integral part of these financial statements.

-23-  F5

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

1.

ORGANIZATION AND BUSINESS

Organization of Company

The Company is a Delaware Corporation, formed January 21, 1998.  Until the year ended May 31, 2003 the Company was inactive.  In the Fall of 2002, it began investigating gold deposits in Mexico.  During the year ended May 31, 2003 it acquired exploration rights to four mining sites.  Rights to an additional site were acquired during the current year and the Company is in negotiations to acquire rights to another site.  In November 2002, the Company commenced the private placement of its common stock and warrants offered as units.

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From inception to May 31, 2004, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights as noted above.  No revenue had been realized through May 31, 2004.  The Company has incurred losses from inception to May 31, 2004 of $529,051.

Business

On March 23, 2003, the Company’s wholly owned subsidiary acquired exploration rights to a mining property (Solidaridad I) located in the Mexican state of Michoacan.  From March 27 to June, 2003, exploration rights to other mining properties (Solidaridad II - IV), also located in Michoacan, were acquired by the Company’s wholly own subsidiary.  As consideration for the exploration rights to Solidaridad I, the Company issued 1,500,000 shares of common stock and obligated itself to pay $1 million if mining rights to Solidaridad I are sold to a third party.  The only costs of acquiring the rights to the other Solidaridad properties were legal fees and fees to governmental authorities.  During May, 2004, the Company’s wholly owned subsidiary paid $15,995 in cash to acquire exploration rights to an additional property (La Ceibra), which is located in the state of Sonora, Mexico.

-24-  F6

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

2.

SUMMARY OF SIGNIFICAN ACCOUNTING POLICIES

a.  Consolidated Statements

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U. S. Precious Metals de Mexico, S.A. de D.V., which was organized March 5, 2003 in the State of Mexico.  All significant intercompany balances and transactions have been eliminated in consolidation.  This subsidiary was established to facilitate the acquisition of mining rights according to Mexican law.  Preliminary registration has been obtained for this subsidiary from the National Register of Commerce and Property; final registration is expected shortly.

b.  Cash

     For purposes of the statements of cash flows, the Company considers all short term debt   securities purchased with a maturity of three months or less to be cash equivalents.

c.  Concentrations Of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk   consist primarily of cash and accounts payable.  At May 31, 2004, all Company cash balances were on deposit at a financial institution in the United States.

d.  Recognition Of Revenue

     Revenue will be realized when mining commences or when royalties are sold.  Recognition will occur when title to property passes or when a right exists to collect royalties.

e.  Fair Value Of Financial Instruments

    The carrying amounts of the Company’s financial instruments, which include cash and accounts payable approximate their fair values at May 31, 2004.

f.  Investments In Mining Rights

    Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

g.  Income Taxes

    Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carryforwards.

-25-  F7

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

h.  Use Of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

i.  Advertising Costs

    The Company will expense advertising costs when the advertisement occurs.  There has been no spending thus far on advertising.

j.

Impairment of Long-Lived Assets

    The Company will annually evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Company will recognize an impairment loss in such period.

k.

Net Income Per Share

    The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

l.  Segment Reporting

Management will treat the operations of the Company as one segment.

-26-  F8

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

3.

COMMON STOCK

The Company is authorized to issue preferred and common stock.  As of May 31, 2004, only common stock had been issued.  All of the 6,880,000 shares of common stock issued for cash were sold as units.  Each unit consists of one share of common stock and one half of a warrant.  Each full warrant can be exercised to purchase a share of common stock at a price of $.50 per share.  At May 31, 2004, there were 3,440,000 warrants outstanding.  Of this amount, 2,500,000 warrants, which were issued during the year ended May 31, 2003, expire on December 31, 2004.  The remaining warrants, which were issued during the year ended May 31, 2004, expire eighteen months from issuance date.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of its common stock to acquire exploration rights at Solidaridad I.  An additional 12,100,000 shares of common stock was issued during the year for services provided by officers of the Company and its subsidiary; 800,000 shares were issued to two consultants; and 200,000 shares were issued in lieu of legal fees. The value of the shares issued for services was based on the fair value of the services received.

During the year ended May 31, 2004, 2,400,000 shares were issued to three officers of the Company and its subsidiary as salary; an additional 350,000 shares were issued in lieu of legal fees; and 160,000 shares were issued for mining services.  The value of the shares issued for service was based on the values of services rendered or the values of the shares issued whichever was most clearly evident.  The Company also retired during the current year, without consideration, 400,000 shares that had been issued for services during the 2003 year.

4.

RELATED PARTY TRANSACTIONS

A majority of Company stock is owned by four officers of the Company or its wholly owned subsidiary, who are also directors of the Company.  Thus far, three of these officers have been compensated only with common stock of the Company as described in Note 3.

Employment contracts with two Company officers were executed on June 1, 2002.  These contracts called for annual salaries of $150,000, each, commencing June 1, 2003. These provisions were cancelled October 31, 2003 and replaced with stock awards of 1,000,000 shares, each.

A consultant who performed services for the Company during the year ended May 31, 2003 was appointed to the Board of Directors on February 27, 2004.  Compensation for services prior to his appointment to the Board was $18,307 in the 2003 year and $12,500 in the 2004 year.

-27-  F9

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

5.

INCOME TAXES

The Company has experienced losses totaling $529,051 during its period of existence. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of the portion of the NOL generated by the Company has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, this NOL carryforward will expire as follows:

Year Ended

   May 31,

        2003                $215,924

        2004                  313,127

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded noncurrent deferred tax assets as follows:

  Current

Non-Current

    Total

Deferred Tax Assets

$106,463

    $73,414

$179,877

Valuation Allowance

  106,463

      73,414

  179,877

    Balance Recognized

$      -

    $    -

$      -

-28-  F10

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

6.

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

Year Ended May 31, 2004

                     Weighted

      Net

    Average Shares

         Per Share

     Loss

      Outstanding

          Amount

Loss allocable to

    common shareholders:

       Basic and Diluted

$(313,127)

        23,967,594

$(.01)

           Year Ended May 31, 2003

Loss allocable to

    Common shareholders:

         Basic and Diluted

$(215,924)

        14,969,555

$(.01)

At May 31, 2004, there were 3,440,000 warrants to purchase common stock outstanding.  The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an antidilutive effect.

7.

RENTALS UNDER OPERATING LEASES

The Company conducts its operations from office space in New Jersey, owned by a Company officer. Thus far, this facility has been occupied without charge.  The Company did not pay any rent in the year ended May 31, 2004 and is not now committed to pay rent in the future.

-29-  F11

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2004, the Company issued 2,400,000 shares to officers of the Company and another 510,000 shares for services performed by others.  It also retired, without consideration, 400,000 shares issued for services during the year ended May 31, 2003.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of common stock to acquire the exploration rights of Solidaridad I.  In addition, the Company issued 12,100,000 shares as compensation to officers of the Company, and an additional 1,000,000 shares for services performed by others.

-30-  F12

SIGNATURES

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            U.S. Precious Metals,  Inc.

Date: August 31, 2004   By:     /s/ Peter Toscano

                                                      Peter Toscano

                                                      President

Date: August 31, 2004   By:   /s/ Jack Wagenti

                                                      Jack Wagenti

                                                      Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Toscano                                                 August 31, 2004

Peter Toscano

Director

/s/ Jack Wagenti                                                  August 31, 2004

Jack Wagenti

Director

/s/ William Matlock                                              August 31, 2004

William Matlack

Director

/s/ Jose Garcia

 August 31, 2004

Jose Garcia

Director

/s/ Gerald Harper                                                  August 31, 2004

Gerald Harper

Director