Form 10QSB
period 2004-08-31
U S PRECIOUS METALS INC
filed 2004-10-15
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission File Number 0-50703

U.S. Precious Metals, Inc.

Delaware                                       14-1839426

-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                                        incorporation or organization)

260 Garibaldi Avenue, Lodi, New Jersey 07644

--------------------------------------------

(Address of principal executive offices)

(973) 335-4400

-------------------------------------------------

(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Act:

Title of each class              Name of exchange on which

to  be  registered              each  class is to be registered

    None

None

Securities registered under Section 12(g) of the Act:

Common Stock

--------------

(Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days.

(1) Yes: [X]   No: [ ]

(2) Yes: [X]   No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of August 31, 2004: 26,371,184 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at August 31, 2004 (unaudited)

         and May 31, 2004 (audited)

  3

      -Consolidated Statements of Operations

       for the quarter ended August 31, 2004 and

       August 31, 2003, and from January 21, 1998 to August 31, 2004

  4

      -Consolidated Statements of Cash Flows for the quarter

       ended August 31, 2004 and August 31, 2003, and

       from January 21, 1998 to August 31, 2004

  5

      -Notes to Financial Statements

  6

Item 2. Management's Discussion and Analysis

  7

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  9

Item 2. Changes in Securities

  9

Item 3. Defaults upon Senior Securities

  9

Item 4. Submission of Matters to Vote of Securityholders.

  9

Item 5. Other Information.

  9

Item 6. Exhibits and Reports on Form 8-K.

  9

Signatures

10

#

Part I

Item 1. Financial Statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

August 31, 2004

ASSETS

August 31, 2004

May 31, 2004

    (Unaudited)

    (Audited)

Current Assets:

    Cash

$   10,209

$   23,534

Total current assets

     10,209

     23,534

Other Assets:

    Investments in mining rights

     63,598

     63,598

Total Assets

$   73,807

$   87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

$     3,533

$     3,433

    Deposits for common stock

         -

     20,000

Total current liabilities

       3,533

     23,433

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value; issued

        and outstanding, none

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; issued and outstanding,

26,371,184 and 25,951,184, respectively

          232

          240

    Additional paid in capital

   697,518

   592,510

    Deficit accumulated during exploration stage

  (627,476)

  (529,051)

Total stockholders’ equity

     70,274

     63,699

Total Liabilities and Stockholders’ Equity

$   73,807

$   87,132

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

Quarter                   Quarter

          January 21, 1998

              Ended

       Ended

(Date of Inception)

     August 31, 2004     August 31, 2003      To August 31, 2004

Revenue

$           -

    $           -

    $        -

Expenses

         98,425

 41,260

         627,476

Loss accumulated during

    exploration stage

$      (98,425)

    $      (41,260)

     $ (627,476)

Net Loss Per Share -

    Basic and Diluted

        $  -

$  -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  26,202,054

        21,794,880

The accompanying notes are an integral part of these financial statements.

#

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

    Quarter

       Quarter

January 21, 1998

     Ended

        Ended           (Date of Inception)

August 31, 2004  August 31, 2003

To August 31, 2004

Cash Flows From Operations:

Net loss

$   (98,425)

$  (41,260)

$(627,476)

Charges not requiring the outlay of cash:

    Common stock issued for services

      25,000

         -

   247,750

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

           100

    (13,556)

       3,533

       Net Cash Consumed by Operating Activities

     (73,325)

    (54,816)

  (376,193)

Cash Flows From Investing Activities:

    Investments in mining rights

          -

         -

    (48,598)

        Net Cash Consumed by Investing Activities

          -

         -

    (48,598)

Cash Flows From Financing Activities:

    Sales of common stock

      60,000

     40,000

   435,000

         Net Cash Provided by Operating Activities

      60,000

     40,000

   435,000

Net Increase In Cash Balance

     (13,325)

    (14,816)

     10,209

Cash Balance, Beginning of Period

      23,534

     26,980

         -

Cash Balance, End of Period

$    10,209

$   12,164

$   10,209

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2004

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of August 31, 2004 and for the three month periods ended August 31, 2004 and August 31, 2003, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2004.

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  There were no payments for interest in the 2004 period, whereas $13 was paid for interest in the 2003 period.

3.

COMMON STOCK

Shares of common stock were issued during the quarter ended August 31, 2004 in private placement offerings.  A total of 240,000 shares were issued, yielding proceeds of $60,000.  These shares were accompanied by  120,000 warrants, each permitting the purchase of one-half share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire 18 months after the date of issuance.  In addition, during the same period, 100,000 shares of common stock were issued for services, valued at $25,000.

#

Item 2. Management's Discussion and Analysis.

The Company is a mineral exploration company.  The Company has acquired exploration concessions to certain mineral properties known as “Solidaridad I”, “Solidaridad II,” “Solidaridad III,” and “Solidaridad IV”, and as of the date of this report, is in the process of finalizing the acquisition of the mining concession to the “Solidaridad V”  (collectively, the “Solidaridad Properties”). The Solidaridad Properties are located in State of Michoacan, Mexico. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V- 921 hectares.  A hectare is equivalent to 2.47 acres. The Company also has received mining  reports on the  Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property.  At  the  time  of  their  respective  reports, both geologists were independent, however, subsequent to his report, the Company appointed Dr. Gerald Harper to the Company's Board of Directors. There are no known bodies of ore on the property concessioned by the Company. The Company's plan of operations is to raise funds to carry out further exploration on the Solidaridad Properties with the objective of establishing ore of commercial tonnage and grade.  Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2004 for a broader description of the Company’s business, the referenced geological reports, and its proposed operations with respect to the Solidaridad Properties.

During fiscal years 2002 through fiscal 2004, the Company raised $375,000  from the sale of 6,960,000  units. During the quarter ended August 31, 2004, the Company raised an additional $60,000 from the sale of units. Each unit consisted of one share of common stock and one-half of a stock purchase warrant. The warrants expire 18 months from issuance and are exercisable at $0.50 per share. The Company's cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties  other than  Solidaridad I, $150,000 for  exploration of other claims in the region, and $140,000 for general and  administrative  costs, each as described below.

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

General and  administrative  costs  include  travel  expenditures  to Mexico for Company  officers  and  consultants  estimated  to be $20,000;  salaries to employees consisting of salaries to the Company's vice president and a field geologist in Mexico estimated to be $60,000;  legal and professional fees,  including legal fees for local  counsel in Mexico  estimated  to be  $40,000;  regulatory  work in Mexico estimated  to be $10,000,  and office  supplies  and  expenses  estimated  to be $10,000.

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

Risk Factors.

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2004 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At August 31, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the President’s and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.

During the three month period ended May 31, 2004, the Company sold a total of 240,000 units in a private placement offering to seven individuals in which the Company received $60,000 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire 18 months after the date of issuance.  The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

In addition, during the same period, Company issued 100,000 shares of common stock were issued to an individual for consulting services, which have been  valued at $25,000. The securities were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as the offering was made to less than 35 persons, and the individual acquired the securities for investment purposes and not with a view towards distribution.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

None

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer

#