Form 10QSB
period 2004-11-30
U S PRECIOUS METALS INC
filed 2005-01-21
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2004

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

                                        incorporation or organization)

6 Glory Lane, Sussex, New Jersey 07461-0326

--------------------------------------------

(Address of principal executive offices)

(973) 272-8424

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

(1) Yes: [X]   No: [ ]

(2) Yes: [X]   No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of November 30, 2004: 26,611,184 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheets at November 30, 2004 (unaudited)

         and May 31, 2004 (audited)

  3

      -Consolidated Statements of Operations and Deficit Accumulated

       During Exploration Stage for the six months ended November 30, 2004 and

       November 30, 2003, and from January 21, 1998 to November 30, 2004

  4

      -Consolidated Statements of Operations and Deficit Accumulated

       During Exploration Stage for the three months ended November 30, 2004 and

       November 30, 2003, and from January 21, 1998 to November 30, 2004

  5

      -Consolidated Statements of Cash Flows for the quarter

       ended November 30, 2004 and November 30, 2003, and

       from January 21, 1998 to November 30, 2004

  6

      -Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  10

Item 2. Changes in Securities

  10

Item 3. Defaults upon Senior Securities

  9

Item 4. Submission of Matters to Vote of Securityholders.

  9

Item 5. Other Information.

  9

Item 6. Exhibits and Reports on Form 8-K.

  9

Signatures

10

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

November 30, 2004

May 31, 2004

    (Unaudited)

    (Audited)

Current Assets:

    Cash

$   28,938

$   23,534

Total current assets

     28,938

     23,534

Other Assets:

    Investments in mining rights

     63,598

     63,598

Total Assets

$   92,536

$   87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

$     3,832

$     3,433

    Deposits for common stock

         -

     20,000

Total current liabilities

       3,832

     23,433

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value; issued

        and outstanding, none

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; issued and outstanding,

26,611,184 and 25,951,184, respectively

          266

          240

    Additional paid in capital

   757,484

   592,510

    Deficit accumulated during exploration stage

  (669,046)

  (529,051)

Total stockholders’ equity

     88,704

     63,699

Total Liabilities and Stockholders’ Equity

$   92,536

$   87,132

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

                       Six Month Period

  January 21, 1998

                     Ended November 30,                  (Date of Inception)

                      2004                  2003

         To November 30, 2004

Revenue

$           -

    $

       -

    $        -

Expenses (A)

       139,995

 122,366

         669,046

Loss accumulated during

    exploration stage

$    (139,995)

    $      (122,366)

     $ (669,046)

Net Loss Per Share -

    Basic and Diluted

        $( .01 )

$( .01 )

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  26,325,228

        22,312,277

(A) Includes the following expenses:

Professional fees

         $76,778

   $53,545

Salaries

           14,274

     41,842

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

                       Three Month Period

  January 21, 1998

                      Ended November 30,

            (Date of Inception)

                      2004                  2003

         To November 30, 2004

Revenue

$            -

   $             -

      $      -

Expenses (A)

           41,570

   81,106

         669,046

Loss accumulated during

    exploration stage

$        (41,570)

    $        (81,106)

      $(669,046)

Net Loss Per Share -

    Basic and Diluted

        $   -

$   -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  26,449,755

        22,837,558

(A) Includes the following expenses:

Professional fees

         $13,369

   $20,486

Salaries

             7,617

       4,040

The accompanying notes are an integral part of these financial statements.

#

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

       Six Months

    January 21, 1998

Ended November 30,

 (Date of Inception)

      2004                           2003         To November 30, 2004

Cash Flows From Operations:

Net loss

$ (139,995)

$(122,366)

$(669,046)

Charges not requiring the outlay of cash:

    Common stock issued for services

      25,000

     48,750

   247,750

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

           399

    (12,147)

       3,832

       Net Cash Consumed by

Operating Activities

   (114,596)

    (85,763)

  (417,464)

Cash Flows From Investing Activities:

    Investments in mining rights

         -

         -

    (48,598)

        Net Cash Consumed by

Investing Activities

          -

        -

    (48,598)

Cash Flows From Financing Activities:

    Sales of common stock

    120,000

     90,000

   495,000

         Net Cash Provided by

Financing Activities

    120,000

     90,000

   495,000

Net Increase In Cash Balance

        5,404

       4,237

     28,938

Cash Balance, Beginning of Period

      23,534

     26,980

         -

Cash Balance, End of Period

$    28,938

$   31,217

$   28,938

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of November 30, 2004 and for the three and six month periods ended November 30, 2004 and November 30, 2003, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

3.

COMMON STOCK

Shares of common stock were issued during the 2004 period in private placement offerings.  A total of 480,000 shares were issued, yielding proceeds of $120,000.  These shares were accompanied by  240,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share.  These warrants expire 18 months after the date of issuance.  In addition, 100,000 shares of common stock were issued for services, valued at $25,000.

4.

CONTINGENCY

The Company has been informed by the Securities and Exchange Commission that the spin-off of Company common stock by a former parent company, which occurred in June 2002, did not meet the requirements of a Staff Legal Bulletin issued by the Commission for such a transaction.  See Part II Item 5 of this filing for additional details concerning this matter.

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

During fiscal years 2002 through fiscal 2004, the Company raised $375,000  from the sale of 6,960,000  units. During the six month period ended November 30, 2004, the Company raised an additional $120,000 from the sale of units. Each unit consisted of one share of common stock and one-half of a stock purchase warrant. The warrants expire 18 months from issuance and are exercisable at $0.50 per share. The Company's cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties  other than  Solidaridad I, $150,000 for  exploration of other claims in the region, and $140,000 for general and  administrative  costs, each as described below.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At November 30, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.

During the three month period ended May 31, 2004, the Company sold a total of 240,000 units in a private placement offering to eight individuals in which the Company received $60,000 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire 18 months after the date of issuance.  The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

On May 9, 2002, the Board of Directors of the Company’s former parent declared a dividend in the form of common stock of the Company to be issued to its beneficial shareholders of record on such date. On or about June 10, 2004, the former parent distributed the common stock of the Company to its shareholders of record on the record date. As a result of such action, the Company was spun-off to the shareholders of its former parent. When the spin-off was effected, the Company believed that the transaction complied with the requirements of the federal securities law, including the requirements of Staff Legal Bulletin #4 (SLB #4) issued by the staff of the Securities and Exchange Commission (“Commission”). Although not legally binding, Staff Legal Bulletin’s generally provide the position of the staff of the Commission in respect of various securities law issues, and SLB #4, in particular, addresses the staff of the Commission view on spin-off and sets forth certain requirements for compliance with Section 5 of the Securities Act for 1933, as amended (“Act”).

In June 2004, the Company undertook to establish a trading market for its common stock on the Over the Counter Bulletin Board by filing information with the National Association of Securities Dealers, Inc. pursuant to Rule 15c-211 of the Securities Exchange Act of 1934. In the course of that process, the Company provided to the Commission its written position that the spin-off complied with the requirements of SLB #4. The Company also has provided to the Commission its written position that the spin-off was a transaction exempt from the registration requirements under Section 5 of the Act. The Commission has advised the Company that, in their view, the spin-off transaction did not meet the requirements of SLB #4.  As of the date of this filing, the Commission has not reviewed the Company’s position regarding the exempt transaction. If the Commission does not concur with the position of the Company regarding the exempt transaction, the transaction may be deemed to be in violation of federal securities laws, and the Company may be subject to civil penalties imposed by the Commission. The Company can not predict the outcome of the determination by the Commission, nor can it predict whether it will be able to establish a trading market for its common stock on the Over the Counter Bulletin Board.

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

Dated: January 21, 2005

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer