Form 10QSB
period 2005-02-28
U S PRECIOUS METALS INC
filed 2005-04-21
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2005

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

                                        incorporation or organization)

6 Glory Lane, Sussex, New Jersey 07461

--------------------------------------------

(Address of principal executive offices)

(973) 875-7647

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

(1) Yes: [X]   No: [ ]

(2) Yes: [X]   No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of April 1, 2005: 26,691,184 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheets at February 28, 2005 (unaudited)

         and May 31, 2004 (audited)

  3

      -Consolidated Statements of Operations and Deficit Accumulated

       During Exploration Stage for the nine months ended February 28, 2005 and

       February 28, 2004, and from January 21, 1998 to February 28, 2005

  4

      -Consolidated Statements of Operations and Deficit Accumulated

       During Exploration Stage for the three months ended February 28, 2005 and

       February 28, 2004, and from January 21, 1998 to February 28, 2005

  5

      -Consolidated Statements of Cash Flows for the quarter

       ended February 28, 2005 and February 28, 2004, and

       from January 21, 1998 to February 28, 2005

  6

      -Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

10

Item 2. Changes in Securities

10

Item 3. Defaults upon Senior Securities

10

Item 4. Submission of Matters to Vote of Securityholders.

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

11

Signatures

12

#

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

                                  ASSETS

February 28, 2005

May 31, 2004

    (Unaudited)

    (Audited)

Current Assets:

    Cash

$     7,048

$   23,534

Total current assets

       7,048

     23,534

Other Assets:

    Investments in mining rights

     63,598

     63,598

Total Assets

$   70,646

$   87,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

$     3,732

$     3,433

    Deposits for common stock

         -

     20,000

Total current liabilities

       3,732

     23,433

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value; issued

        and outstanding, none

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; issued and outstanding,

26,691,184 and 25,951,184, respectively

          267

          240

    Additional paid in capital

   777,483

   592,510

    Deficit accumulated during exploration stage

  (710,836)

  (529,051)

Total stockholders’ equity

     66,914

     63,699

Total Liabilities and Stockholders’ Equity

$   70,646

$   87,132

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Nine Month Periods Ended February 28

(Unaudited)

  January 21, 1998

                        (Date of Inception)

                    2005                 2004

          To February 28, 2005

Revenue

$           -

      $       -

     $       -

Expenses

       181,785

         196,960

         710,836

Loss accumulated during

    exploration stage

$    (181,785)

      $(196,960)

     $ (710,836)

Net Loss Per Share -

    Basic and Diluted

      $( .01 )

         $( .01 )

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  26,426,459

        23,538,958

(A) Includes the following expenses:

Professional fees

         $83,826

  99,698

Salaries

           20,800

  48,000

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28,

(Unaudited)

   January 21, 1998

              (Date of Inception)

2005

     2004

 to February 28, 2005

Revenue

      $     -

$     -

$      -

Expenses

         41,790(A)

   74,594(A)

              710,836

Loss accumulated during

    exploration stage

      $(41,790)

$(74,594)

           $(710,836)

Net Loss Per Share -

    Basic and Diluted

        $   -

    $   -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

     26,426,670

25,885,470

(A) Includes the following expenses:

Professional fees

         $7,048

   $18,000

Salaries

           6,525

     30,000

The accompanying notes are an integral part of these financial statements.

#

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

    January 21, 1998

 (Date of Inception)

       2005

     2004

to February 28, 2005

Cash Flows From Operations:

Net loss

$ (181,785)

$(196,960)

$(710,836)

Charges not requiring the outlay of cash:

    Common stock issued for services

      25,000

     48,750

   247,750

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

           299

    (14,005)

       3,732

       Net Cash Consumed by

Operating Activities

   (156,486)

  (162,215)

  (459,354)

Cash Flows From Investing Activities:

    Investments in mining rights

         -

         -

    (48,598)

        Net Cash Consumed by

Investing Activities

          -

        -

    (48,598)

Cash Flows From Financing Activities:

    Sales of common stock

    140,000

   170,000

   515,000

         Net Cash Provided by

Financing Activities

    140,000

   170,000

   515,000

Net Increase In Cash Balance

     (16,486)

       7,725

       7,048

Cash Balance, Beginning of Period

      23,534

     26,980

         -

Cash Balance, End of Period

$      7,048

$   34,765

$     7,048

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of February 28, 2005 and for the three and nine month periods ended February 28, 2005 and February 29, 2004, have been prepared in accordance with accounting principals generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly, there were no payments for interest during the 2005 period; payments for interest during the 2004 period totaled $13.

3.

COMMON STOCK

Shares of common stock were issued in private placement offerings during the 2005 period.  A total of 560,000 shares were issued, yielding proceeds of $140,000.  These shares were accompanied by  280,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share.  These warrants expire 18 months after the date of issuance.  This brings the total warrants outstanding at February 28, 2005 to 1,380,000.  In addition, 100,000 shares of common stock were issued for services rendered which were valued at $25,000.

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

During fiscal years 2002 through fiscal 2004, the Company raised $375,000  from the sale of 6,960,000  units. During the nine month period ended February 28, 2005, the Company raised an additional $140,000 from the sale of 560,000 units. Each unit consisted of one share of common stock and one-half of a stock purchase warrant. The warrants expire 18 months from issuance and are exercisable at $0.50 per share. The Company's cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties  other than  Solidaridad I, $150,000 for  exploration of other claims in the region, and $140,000 for general and  administrative  costs, each as described below.

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

The Company is seeking to raise a minimum of $1,000,000 in the next 12 months to support its working capital needs as described  above. The funds may be procured through  the public or private  offering of its equity  securities.  The Company believes that debt  financing is not a funding  alternative at this time due to its lack of cash flow.  The Company has entered  into  discussions  with a number of investors concerning an investment in the Company, however, at this time, it has not received  commitments from any source, and has no firm arrangements in place for  its  required  funding.  The  Company  cannot  predict  whether  it will be successful in raising any capital.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.

During the three month period ended February 28, 2005, the Company sold a total of two units in a private placement offering to two individuals in which the Company received $20,000.00 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire 18 months after the date of issuance.  The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

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

In June 2004, the Company undertook to establish a trading market for its common stock on the Over the Counter Bulletin Board by filing information with the National Association of Securities Dealers, Inc. pursuant to Rule 15c-211 of the Securities Exchange Act of 1934. In the course of that process, the Company provided to the Commission its written position that the spin-off complied with the requirements of SLB #4. The Company also has provided to the Commission its written position that the spin-off was a transaction exempt from the registration requirements under Section 5 of the Act. The Commission has advised the Company that, in their view, the spin-off transaction did not meet the requirements of SLB #4 nor was the transaction  exempt from the Section 5 of the Act.  The Company has asked the staff to reconsider its position regarding the Company’s compliance with SLB#4.  As of the date of this filing, the Commission has not informed the Company of its reconsideration position. If the Commission does not concur with the position of the Company regarding the spin-off transaction, the transaction may be deemed to be in violation of federal securities laws, and the Company may be subject to civil penalties imposed by the Commission. The Company can not predict the outcome of the determination by the Commission, nor can it predict whether it will be able to establish a trading market for its common stock on the Over the Counter Bulletin Board.

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

Dated: April 21, 2005

U.S. PRECIOUS METALS, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer

#