Form 10KSB
period 2005-05-31
U S PRECIOUS METALS INC
filed 2005-09-06
CIK 1286181

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Fiscal Year Ended May 31, 2005


                         Commission File Number 0-50703


                           U.S. PRECIOUS METALS, INC.



         Delaware                                        14-1839426

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

 incorporation or organization)

                    Six Glory Lane, Sussex, New Jersey 07461


                    (Address of principal executive offices)


                                 (973) 875-7647


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


(1)  [X] Yes       [   ]    No              (2)  [X] Yes       [   ]    No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The registrant's revenues for its most recent fiscal year were: $-0-
As of August 23, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $ -0-. As of August 23, 2005, no trading market exists for the Company's common stock.

The number of shares outstanding of the registrant's class of common stock on August 24, 2005 was 26,816,018 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

                                  RISK FACTORS

BUSINESS AND FINANCIAL RISKS
         WE HAVE LIMITED WORKING CAPITAL, MINIMAL NET WORTH AND SUBSTANTIAL CURRENT LOSSES ALL OF WHICH INHIBITS OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.
      We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations beyond November 1, 2005 and we are in need of approximately $1,000,000 dollars of additional capital to fund operations over the next 12 months. Since our inception in 1998, we have not generated any revenues and have experienced substantial losses, including a loss of $181,785 during the year ended May 31, 2005. We also have limited working capital and, as at May 31, 2005 recorded a net worth of only $60,106.

         WE ARE IN A VERY HIGH RISK INDUSTRY WITH A VERY LOW SUCCESS RATE.

         Our business focus is to acquire prospective mineral properties, principally gold and silver properties. This industry is historically capital intensive and of high risk. The Company's ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties. The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company's control and are not predictable. Exploration for gold and silver is speculative in nature, involves many risks and is frequently unsuccessful. Any gold or silver exploration program entails risks relating to:
[] The ability to discover economic ore deposits,
[] The subsurface location of economic ore deposits,
[] The development of appropriate metallurgical processes,
[] The receipt of necessary governmental approvals, and
[] The construction of mining and processing facilities at any site chosen for mining, although the Company, at this time, does not expect to engage in actual mining operations.
         In addition, the commercial viability of a mineral deposit is dependent on a number of these factors including:
[] The price of gold or silver,
[] Exchange rates,
[]The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting gold and environmental protection.
         The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

         WE ARE BASING OUR PLAN OF OPERATION ON LIMITED GEOLOGICAL WORK CONDUCTED ON ONLY ONE OF OUR EXISTING MINING PROPERTIES.

         We have acquired the exploration concession to the Solidaridad Properties. The Company has received mining reports on the Solidaridad I property from two geologists who performed limited geological work on this property. At the time of their respective reports, both geologists were independent, however, subsequent to his report, we appointed Dr. Gerald Harper to the Company's Board of Directors. During the next 12 months, subject to available funds, the Company intends to carry out additional exploration work on the Solidaridad I property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver. We also intend to conduct exploratory work on the Solidaridad II, III, IV and V properties, as well as limited exploratory work on other properties in the vicinity of the Solidaridad Properties. The Company cannot predict if commercially exploitable mineral deposits or reserves exist on the Solidaridad
 Properties until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

OUR CHANCES FOR SUCCESS ARE REDUCED BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

      We have a limited operating history. Accordingly, in addition to the aforementioned risks inherent to a mineral exploration business, we are subject to all the other risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel and a need for additional capital to finance our business plan. We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

      WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN, WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

      We need substantial additional capital to proceed with our plan. Our current resources are insufficient to fund operations beyond November 1, 2005. We believe that we will need an additional $1,000,000 to execute our business plan and support operations over the next 12 months. Currently, we have issued and outstanding 1,380,000 warrants. Each warrant permits its holder the right to purchase one-half a share of common stock at an exercise price of $.50 per one-half share. If all the warrants were exercised, of which we cannot be assured, we would have additional funding of $690,000. The exercise of the Warrants is conditioned upon events outside of our control, including the trading price of our common stock, if any, exceeding the warrant exercise price. For these reasons, we intend to obtain additional financing through the issuance of debt or equity securities. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we will not be able to execute our business plan.

      THE ISSUANCE OF MORE SHARES THROUGH THE EXERCISE OF THE WARRANTS OR IN A DIRECT OFFERING WILL CAUSE A DILUTION TO OUR SHAREHOLDERS AND A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK, IF A TRADING MARKET DEVELOPS.

      If the Warrants are exercised, we can expect that they will be exercised when the public trading prices of our securities, if a trading market develops, are significantly higher than the exercise price, causing a dilution to those of our shareholders who may have purchased our shares at prices above the exercise price. In addition, the sale of up to 690,000 shares of our common stock pursuant to the exercise of the 1,380,000 warrants that are issued and outstanding could have a significant negative effect on the public trading price of our common shares, and a dilutive effect on all then existing shareholders. Similar dilution will occur with any issuance of shares that we may effect in the future in attempts to raise additional capital.

WE DO NOT HAVE ANY LIABILITY INSURANCE AND THE MINING OPERATIONS MAKE US VULNERABLE TO LAW SUITS OR CLAIMS.

Mining activities pose certain environmental risks, as well personal injury risks. While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company.

         We do not have the resources to obtain the appropriate insurances to protect us from such risks, if it were available. Accordingly, we may not have the ability to defend any such suits or claims, and if the suits or claims against us are successful, we will not have the resources to satisfy them. If this were to occur, it would have a significantly adverse effect upon our plan of operations.

        WE FACE INTENSE COMPETITION.

      We are in a very competitive industry, with insignificant barriers to entry. Our present and future competitors may have greater resources and experience than we do thereby limited our chances of success.

         THE PRICE OF GOLD AND SILVER CAN BE VERY SPECULATIVE.

         Gold and Silver exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if we are successful in identifying gold or silver deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold and silver, among other factors. The market prices of gold and silver historically have been unpredictable, and subject to wide fluctuations. The decline in the price of gold or silver could render a discovered property uneconomic for unpredictable periods of time.

         INDUSTRY REGULATION IS VERY STRICT AND COMPLEX.

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

       WE ARE DEPENDENT ON MANAGEMENT WHO ARE ALSO INVOLVED IN OTHER BUSINESSES.

         Our ability conduct our business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase our common stock unless such person is willing to entrust all aspects of the business affairs of our to its current management. Investors should also consider that many members of management are involved in other businesses that will conflict with their efforts on our behalf, including time availability. While members of our management team intend to devote as much time to the success of our business as they each deem necessary, the failure to do so, may have an adverse effect on our success.

RISKS  RELATED  TO OUR  COMMON  STOCK

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF WARRANTS TO PURCHASE OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

      As of the date of this Annual Report on Form 10K-SB, we have 26,816,018 shares of common stock outstanding. Up to an additional 690,000 shares are issuable upon the exercise of the warrants held by certain current shareholders. The exercise of all of these warrants will increase our shares outstanding to 27,506,018 and dilute the ownership interests of our then existing shareholders.

      THE TRADING PRICE OF OUR COMMON STOCK, IF ONE DEVELOPS, AND OUR ABILITY TO RAISE ADDITIONAL FINANCING MAY BE ADVERSELY EFFECTED BY THE INFLUX INTO THE MARKET OF THE SUBSTANTIAL NUMBER OF SHARES COVERED BY THIS PROSPECTUS.

      This prospectus covers the public sale of 964,849 shares of our common stock. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares. The number of shares covered by this prospectus represents approximately 3.5% of our outstanding shares assuming all of the Warrants are exercised, of which there is no assurance, and 3.6% if none of the warrants are exercised. The exercise of the Warrants will provide us with up to approximately $690,000 in additional working capital. The Warrants are exercisable at $.50 per share. To the extent that this influx of the shares covered by this prospectus into the market or other factors reduce the trading price of our common stock, if any, to below the exercise price, it is unlikely that the Warrants would be exercised. In such event, we would not be receiving the aforementioned approximate up to $690,000 for our working capital needs. We cannot assure you that we will be able to secure alternate financing on satisfactory terms, or at all.

      OUR COMMON STOCK MAY BE DEEMED A "PENNY STOCK" WHICH WOULD LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK THAT MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock may be deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

      WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

      We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

      THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

      The trading price of our shares, if one develops in the future, may be subject to wide fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this prospectus as well as our operating results, financial condition, announcements regarding possible mining of gold ore by us or our competitors, general conditions in the market place, the world wide price of gold and other events or factors. In recent years, broad stock market indices, in general, and the securities of mining companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

                                     Part I

Item 1 - Description of the Business

(a)      Company Background.

         We were incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. ("American International"). On May 9, 2002, the Board of Directors of American International declared a dividend, in the form of our common stock to be issued to its beneficial shareholders of record on such date. On the record date, American International had 274 beneficial shareholders. The ratio of common shares of the Company received by each American International shareholder was one share of Company common stock for each 10 shares of American International common stock held by such record owner. On or about June 10, 2004, a total of 1,981,184 shares of common stock were issued to the beneficial shareholders of American International on the record date (the "Spin-Off Shares"). These shares represented all of the issued and outstanding capital stock of the Company on such record date. American International did not retain any additional shares of common stock of the Company.

         In March 2002, we entered into an oral arrangement with the owners of a mining property located in Mexico known as the Solidaridad mining claims (discussed in greater detail below). At the time, little geological information was known about the property other than information collected by local residents. Based upon available information, the board of directors of American International determined that, while the information was prospective, they were more interested in identifying mineral properties in the United States that had proven or probable resources, and were not interested in properties outside the United States requiring significant exploration work. Consequently, the board of directors of American International determined to separate the two companies by declaring a 100% stock dividend of our stock to its shareholders so that each company would focus exclusively on the business of the respective companies.

         When American International effected the stock dividend of our shares to its shareholders, it believed that having our shares in the hands of individual shareholders would provide more value to its shareholders than if corporately owned. If at some future date our shares are publicly traded, our shareholders may then determine for themselves on an individual basis whether they wish to sell their shares and obtain personal liquidity, or wish to retain the shares for possible future potential. There can no assurance that the shares will ever be publicly traded or, if so, whether the market will provide any particular return to the shareholder.

         From our point of view, we believe that being a publicly traded company will provide a level of credibility to our business that can enhance our ability to secure debt and/or equity financing, to make acquisitions, and to help us attract and keep employees, officers, directors and individual consultants through stock options and stock incentives.

     Following the record date of the stock dividend, we elected a new board of directors and new officers. The new management team pursued the acquisition of the mining property known as the Solidaridad mining claims. In March 2003, in anticipation of acquiring the mining claims, we formed U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation, as our wholly owned subsidiary. Through this wholly owned subsidiary, we have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad III," "Solidaridad IV", and "Solidaridad V" (collectively, the "Solidaridad Properties"), all of which are located in State of Michoacan, Mexico. We engaged two independent mining geologists to conduct preliminary surface mapping and sampling on the Solidaridad I property and each prepared a report of their findings (See "Geological Reports" below).

         We are a mineral exploration company in our development stage. For the year ended May 31, 2005, we had no revenues and substantial losses of $226,093. Furthermore, as of May 31, 2005, we had only $4,734 in cash. Currently, we are in need of approximately $1,000,000 of additional capital to execute our business plan and sustain it over the next 12 months. The Company's office is located at 6 Glory Lane, Sussex, New Jersey 07461. The Company's telephone number is (973) 875-7647 (b) Description of Business.

     We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We have acquired the exploration concession to the Solidaridad Properties. We have received mining reports on the Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property. At the time of their respective reports, both geologists were independent, however, subsequent to his report, we appointed Dr. Gerald Harper to our Board of Directors. During the next 12 months, subject to available funds, we intend to carry out additional exploration work on the Solidaridad I property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver. We also intend to conduct exploratory work on the other Solidaridad Properties, as well as limited exploratory work on other properties in the vicinity of the Solidaridad Properties. We cannot predict if commercially exploitable mineral deposits or reserves exist on the Solidaridad Properties until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

The Solidaridad and Other Properties.

         Since March 2003, we acquired exploration concessions to the Solidaridad Properties. The rights to the Solidaridad I property were acquired from its prior owners, Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with us. In exchange for the concession, we issued to the prior owners a total of 1,500,000 shares of our common stock, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property. We acquired the exploration concession to the remaining Solidaridad Properties directly from the Mexican government through a concession grant or raffle procedure, pursuant to which we were awarded the exploration concession. We received formal concession title to all of its properties. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V- 921 hectares. A hectare is equivalent to 2.47 acres.

         In April 2004, we acquired an exclusive option to conduct geological studies on six mining claims located in Caborca County, State of Sonora, Mexico. The period of exclusivity is five years during which time the parties must agree upon terms of acquiring the mining claims. If the parties fail to agree on such terms during the option period, our rights to the property will expire. We have no mining data with respect to the property, and intend to conduct limited geological work on the property subject to available working capital.

     Exploration rights to mineral properties in Mexico are granted by the government in the form of exploration or exploitation concessions to either persons of Mexican nationality or companies constituted under Mexican laws. An exploration concession enables the holder to explore for, but not extract, minerals for a term of six years. In order to extract minerals, one must receive an exploitation concession from the Mexican government which grants the concession holder the right to extract and mine for minerals for a term of 50 years. In order to maintain concession rights from the Mexican government, a concession holder is required, annually, to perform limited expenditures on each property and pay a fee to the government based on the size of the property under concession. For the Solidaridad Properties, we expect the necessary expenditures not to exceed $5,000 per annum, and the fees payable to the government not to exceed $3,000 per annum. These amounts are adjusted annually by an inflation factor.

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

Proposed Exploration.

     Both geologists have conducted their preliminary geological work on a Solidaridad I property, and after their review, both have concluded that the Solidaridad I property warrants further geological exploration. In addition, both geologists provided a recommendation of the nature and extent of additional work to be performed. We intend to follow largely the recommendations of Dr. Harper as contained in the Harper Report.

     Pursuant to Dr. Harper's recommendations, the Company expects to initiate a two-phase work program totaling approximately $618,000 to complete.

     The first phase will be comprised of surface sampling, assay verification, mapping and surveying that will be conducted during a three-month period. The description and estimated cost of this phase is detailed below:

First Phase
-----------
Surveying and physical mapping of CAT cuts                    US$15,000
Geologic mapping of prospects primarily
along CAT cuts                                                US$35,000
Sampling and assaying channel
samples along CAT cuts & other sites                          US$70,000
Heavy equipment rental and operation                          US$30,000
Supervision, results and reports
Compilation                                                   US$30,000
Administrative support                                        US$20,000
                                                              ---------
Sub total                                                    US$200,000

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

Administrative support                               US$ 25,000
Contingency @ 10%                                    US$ 56,000
                                                     -----------
Sub total                                            US$418,000

         As indicated by Dr. Harper in his report recommendations, additional drilling and other geological exploration likely will be required in order to continue to explore the property.

         The proposed expenditures and work is subject to obtaining additional financing and approval of our Board of Directors.

The Effect of Governmental Regulation

         In connection with our exploration activities, we will be required to comply with all regulations, rules and directives imposed by the Mexican government. As stated above, we will be required, on an annual basis, to conduct a limited amount of work on the Solidaridad Properties and to pay a fee to the Mexican government based upon the total number of hectares under concession. In addition, prior to commencement of our proposed exploration program, we will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact, which report must be approved by the ministry. The report will describe how the topography may be altered as a result of the proposed exploration program. Based upon the limited work to be performed on the Solidaridad Properties, we expect, upon filing of our required report, to receive approval from the ministry.

Our Employees.

         As of May 31, 2005, the Company's full time employees are Jose Garcia, and a field geologist in Mexico. The Company's other officers work part time for the Company. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Our Property.

         Our business office is located at Six Glory Lane, Sussex, New Jersey 07461, and is provided by the Company's Secretary and Vice President on a rent-free basis under an oral arrangement between the parties. The Company believes that this office space will sufficient to support its needs for the next 12 months.

Competition

      The mineral exploration industry is intensely competitive, and we expect this to continue especially because of the increasing price of minerals such as gold and silver, and because there only limited barriers to entry into the industry.

     Many of our competitors have been in business longer than us, have significantly greater financial, technical, and other resources. Our competitors may be able to respond more quickly to possible changes in governmental regulations in Mexico. Competition could negatively impact our business.

      We believe that the principal competitive factor in our business is locating and obtaining the mining rights to properties that have significant gold deposits.

Litigation.

         We are not a party to any pending material legal proceeding nor are we aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the company.

Item 2.- Description of Property.
------------------------------------------------------------

         The Company's business office is located at Six Glory Lane, Sussex, New Jersey 07461, and is provided by the Company's Secretary and Vice President on a rent-free basis under an oral arrangement between the parties. The Company believes that this office space will sufficient to support its needs for the next 12 months.

Item 3.-Legal Proceedings.
------------------------------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
None

                                     PART II

Item 5.- Market Price for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------

(a)      No Public Market for our Common Stock

         There is presently no public market for our common stock. We anticipate seeking sponsorship for the trading of our common stock on the OTC Bulletin Board upon the effectiveness of the Form SB-2 registration statement we filed with the Securities and Exchange Commission in August 2005. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

(b)      Holders of Our Common Stock

         As of the date of this registration statement we have 347 registered shareholders.

Rule 144 Shares

         Approximately 18,200,000 shares of our common stock as of June 1, 2005 are currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Securities Act. Similarly, The remaining shares that are issued and outstanding will be available for resale under Rule 144 at various times through February 2006.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1%of the number of shares of the company's common stock then outstanding; which, in our case, will equal approximately 268,160 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

         Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company. Under Rule 144(k) a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

         As of May 31, 2005, persons who are our affiliates hold 14,500,000 of the shares that will be eligible for Rule 144 sales. These persons would, however, be subject to the volume limitations discussed above and would not become eligible to use Rule 144(k) until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

Registration Rights

         Except for the shares covered by the Form SB-2 registration statement we have filed with the Securities and Exchange Commission in August 2005, we have not granted registration rights to any of our shareholders or to any other person.

(c) Dividends

         There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

     We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

(d)      Equity Compensation Plan Information
         ------------------------------------

The Company's Equity Compensation Plan Information as of May 31, 2005 is set forth below.
--------------------------------------------------------------------------------
Equity Compensation Plan Information

--------------------------------------------------------------------------------


                                                                              Number of securities
                                                                              remaining available for
                                                                              future issuance under
                           Number of securities to   Weighted-average         equity compensation
                           be issued upon exercise   exercise price of        plans (excluding
                           of outstanding options,   outstanding options,     securities reflected in
                           warrants and rights       warrants and rights      column (a))

Plan category              (a)                       (b)                      (c)
--------------------------------------------------------------------------------------------------------
                                            -0-                    -0-                       -0-
Equity compensation plans
approved by security
holders (1)
--------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security
holders (2)                                  -0-                   -0-                        -0-
--------------------------------------------------------------------------------------------------------

Total                                        -0-                  -0-                         -0-
--------------------------------------------------------------------------------------------------------

(e)      Recent Sales of Unregistered Securities.

         In July 2002, the Company issued 13,600,000 shares of its common stock as follows: (i) 6,100,000 shares of its common stock to Mr. Peter Toscano, the Company's President and Chief Executive Officer for introducing the Solidaridad Properties to the Company; (ii) 4,500,000 shares of common stock of the Company to Mr. Jack Wagenti, the Company's Vice President for introducing the Solidaridad Properties to the Company; (iii) 1,500,000 shares of common stock of the Company to Mr. Jose Garcia, the Company's Vice President, and President of its Subsidiary for introducing the Solidaridad Properties to the Company, and
(iv) 1,500,000 shares of its common stock to the owners Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, for the concession rights to the Solidaridad I property. The shares issued were valued at $.01 per share. The securities were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as the offering was made to less than 35 person, and each acquired the securities for investment purposes and not with a view towards distribution.

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

        During the three month period ended February 28, 2005, the Company sold a total of two units in a private placement offering to two individuals in which the Company received $20,000 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire on December 31, 2006.

         Finally, from March 1, 2005 to July 8, 2005, the Company sold a total of five and one eighth units in a private placement offering to four individuals in which the Company received $52,500.00 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire December 31, 2006.

         As indicated above, the foregoing transactions are exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of exemptions from registration afforded by Section 4 (2) thereof as constituting private transactions not involving a public offering. The transfer thereof has been appropriately restricted by the Company.

Item 6.  Management's Discussion and Analysis or Plan Of Operation.
------------------------------------------------------------------
         This section of the prospectus and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this prospectus are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "RISK FACTORS" and elsewhere in this prospectus. The following should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere herein.

     We are a mineral exploration company. We have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad III," "Solidaridad IV", and "Solidaridad V" (collectively, the "Solidaridad Properties"). The Solidaridad Properties are located in State of Michoacan, Mexico. The estimated sizes of the properties are as follows:
Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V- 921 hectares. A hectare is equivalent to 2.47 acres. We have also received mining reports on the Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property. At the time of their respective reports, both geologists were independent, however, subsequent to his report, we appointed Dr. Gerald Harper to our Board of Directors. There are no known bodies of ore on the property that we have concessioned. Our plan of operation is to raise funds to carry out further exploration on the Solidaridad Properties with the objective of establishing ore of commercial tonnage and grade.

     During fiscal years 2002 through fiscal 2004, we raised $375,000 from the sale of 6,960,000 units. During the year ended May 31, 2005, we raised an additional $177,500 from the sale of 860,000 units. Each unit consisted of one share of common stock and one-half of a stock purchase warrant. The warrants expire on December 31, 2006 from issuance and are exercisable at $0.50 per share. Our cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties other than Solidaridad I, $150,000 for exploration of other claims in the region, and $140,000 for general and administrative costs, each as described below.

     The projected exploration on the Solidaridad I property will consist of preliminary ground exploration work and exploratory drilling. The preliminary ground exploration will entail detailed geological mapping, soil sampling, and channel sampling of road cuts to delineate mineralization, if any. This preliminary work will be followed by a combination of reverse circulation rotary and diamond core drilling to test the grade, thickness, and continuity of mineralization, if any, determined or identified by the preliminary ground exploration. While the depth of drilling currently cannot be determined, it is anticipated that initial holes will total 150 to 300 meters in depth. Based on existing data, we expect to drill approximately 40-60 exploratory holes, however, the actual number will be dependent upon the results of preliminary exploratory work, results of prior drill holes, and our available working capital. We will also assay sampling and core hole results for gold, copper, and silver.

     Exploratory work on the other Solidaridad claims will seek to identify and drill test for gold mineralization in a manner similar to the Solidaridad I claim. This work will include geological mapping, geochemical sampling (drainage samples, soil samples, and rock-chip samples), possibly geophysical methods, and exploratory drilling.

     Regional   exploration  around  the  Solidaridad  claims  will  consist  of geological prospecting including rock chip and drainage sampling, examination of satellite imagery that we purchase, and evaluation of known mineral prospects.

     General and administrative costs include travel expenditures to Mexico for our officers and consultants estimated to be $20,000; salaries to employees consisting of salaries to our vice president and a field geologist in Mexico estimated to be $60,000; legal and professional fees, including legal fees for local counsel in Mexico estimated to be $40,000; regulatory work in Mexico estimated to be $10,000, and office supplies and expenses estimated to be $10,000.

     We are seeking to raise a minimum of $1,000,000 in the next 12 months to support our working capital needs as described above. The funds may be procured through the public or private offering of our equity securities including the exercise of the warrants that we have outstanding. We believe that debt financing is not a funding alternative at this time due to our lack of cash flow. We have entered into discussions with a number of investors concerning an investment in our Company, however, at this time, it has not received commitments from any source, and has no firm arrangements in place for our required funding. The Company cannot predict whether it will be successful in raising any capital.

     We have no material commitments for capital at this time other than as described above. In addition, we do not expect to incur research and development costs within the next 12 months. If we are successful in raising the estimated $1,000,000, management believes that that our exploratory programs can be completed within 12 months from funding. If we are able to raise part but not all of the $1,000,000, we will prioritize the allocation of such funds towards the exploration of the Solidaridad I property discussed above, along with the payment of salaries for the two personnel and other administrative costs described above. Thereafter, any additional funds will be allocated for exploration of the other Solidaridad Properties, followed by regional exploration. If we are unable to raise any funds, we will be unable to complete our plan of operation.

     Exploration for minerals is a speculative venture involving substantial risk. There is no certainty that the expenditures that we may make in the exploration for gold and other minerals will result in discoveries of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development. Consequently, we cannot predict whether it will be successful in establishing a "commercial quantity" of ore for the Solidaridad Properties. A "commercial quantity" of ore is a quantity of ore which is sufficient to economically justify commercial exploitation. In determining whether a body of ore economically justifies exploitation, we will assess those factors which impact the economics of production of the Solidaridad Properties, including prevailing metal prices, the grade (or metal content) of the ore, mining and processing costs, cost of capital, environmental compliance costs, and general economic conditions.

     If we are successful in establishing a commercial quantity of ore on the Solidaridad Proprieties, our present intention is not to engage in actual mining operations. Rather, we expect to sell the properties to a mining company, or enter into a joint venture with a mining company to conduct actual mining operations on the property. We have no such arrangements at this time.

Item 7. Financial Statements.

         The financial statements required by this Item are set forth immediately following Item 14 of Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

     Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses. Item 8B. Other Information. Not Applicable.

                                    PART III

Item 9. Directors. Executive Officers. Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. (a) The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

NAME               AGE     POSITIONS HELD
---------          -----   --------------
William Matlack    50      Chairman
Peter Toscano      56      Chief Executive  Officer, President, and Director
Jack Wagenti       68      Vice President,  Secretary, Treasurer and Director
Jose Garcia        49      Vice President and Director
Gerald Harper      59      Director

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

Peter Toscano. Mr. Toscano has been President, Chief Executive officer and Director of US Precious Metals since May 2002. He has also been the President/CEO and Director of International Power Group Ltd ("IPWG") since 2004. IPG is in the business of converting municipal solid waste to energy. From September 2001 to the present, other than business conducted in respect to the Company's affairs and those of IPG, Mr. Toscano has been retired from active business. From December 1997 to September 2001, he was a principal of a fabric recycling and reprocessing business located in Brooklyn, New York, which conducted part of its operations in Mexico City, Mexico.
Jack Wagenti. Mr. Wagenti has been a Director, Secretary, and Chief Financial Officer of the Company since May 2002. He has also been the Secretary/CFO and Director of IPWG since October 2004. From 1996 to the present, Mr. Wagenti has served in varying capacities with American International Ventures, Inc., a reporting company under the federal securities laws, and the former parent entity of the Company. Presently, Mr. Wagenti is the President, Treasurer and a Director of American International Ventures, Inc.

Jose Garcia. Mr. Garcia has been Vice President of the Company since May 2002 and President of U.S. Precious Metals de Mexico, its wholly owned subsidiary, since March 2003. Mr. Garcia was appointed to the Board of Directors of the Company on February 27, 2004. From 1989 to June 2002, Mr. Garcia was employed in the restaurant industry in New York, New York, as general manger of a number of restaurants. Mr. Garcia is from Morelia, Mexico, and has conduct limited geological work on properties near the Company's Solidaridad Properties.

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

         The officers of the Company are not full time employees, other than Mr. Jose Garcia. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company. None of our employees have employment contracts. Accordingly, they can terminate their employment at anytime. If any or all of our officers were terminate their employment, replacements may be difficult to find, and it would have a materially adverse effect on our business plans.

(b) Other Officers And Significant Employees.

 None

(c) Family Relationships.

     There are no familial relationships between the Directors or between the Directors and the Officers.

(d) Involvement In Certain Legal Proceedings.

     To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(e) Audit Committee Financial Expert

     The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

(f) Code Of Ethics

     The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

(g) Compliance With Section 16(A) Of The Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, not all of the directors, executive officers or 10% stockholders have complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year end May 31, 2005. However, and although such filings have not been completed prior to filing this Form 10-KSB, the Company understands that each of the directors, executive officers and 10% stockholders are in the process of preparing such reports and intend to make all requisite Exchange Act filings as promptly as possible.

Item 10. Executive Compensation.

     The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2005, 2004, and 2003, respectively:





                              SUMMARY COMPENSATION
                               Annual Compensation


Name and
Principal                              Salary            Bonus      Other
Position                   Year        ($)              ($)         ($)
--------                   ----        ------            -----      ----
William Matlack(1)         2005         -0-               -0-       -0-
Chairman                   2004        10,000             -0-       -0-
Peter Toscano(2)           2005         -0-               -0-       -0-
President, Chief           2004        15,000             -0-       -0-
Executive Officer 2003                  -0-               -0-      61,000
and Director
Jack Wagenti(3)            2005         -0-               -0-       -0-
Vice President             2004        15,000             -0-       -0-
and Director               2003         -0-               -0-      45,000

Jose Garcia(4)             2005        37,669             -0-       -0-
Vice President             2004        24,000             -0-       -0-
                           2003         -0-               -0-      15,000

Gerald Harper(5)           2005         -0-               -0-       -0-
                           2004         -0-               -0-       12,500
                           2003         -0-               -0-       18,307
--------------------------------------------------------------------------------
(1) Mr. Matlack became Chairman of the Company on November 18, 2003, and received 400,000 shares of common stock as salary compensation for the period from November 18, 2003 through May 31, 2004. The shares are valued at $ 0.025 per share.
(2) During fiscal 2004, Mr. Toscano received 1,000,000 shares of common stock valued as salary compensation for the period from June 2002 through May 31, 2004. The shares are valued at $0.015 per share. In fiscal 2003, Mr. Toscano received 6,100,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.

(3) During fiscal 2004, Mr. Wagenti received 1,000,000 shares of common stock valued as salary compensation for the period from June 2002 through May 31, 2004. The shares are valued at $0.015 per share. During fiscal 2003, Mr. Wagenti received 4,500,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.
(4) During fiscal years 2004 and 2003, Mr. Garcia received $24,000 and $0, respectively, as salary. During fiscal 2003, Mr. Garcia received 1,500,000 shares of common stock in exchange for introducing the Solidaridad Properties to the Company. The shares were valued at $0.01 per share.
(5) The fees to Mr. Harper during fiscal 2004 and 2003 represent consulting fees paid prior to his appointment to the Company's Board of Directors.

         The Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long-term incentive plan awards for the periods during the fiscal years 2005, 2004, and 2003.

         The Company's directors received no fees for their services in such capacity; however, they are reimbursed for expenses incurred by them in connection with the Company's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)      Securities Authorized For Issuance Under Equity Compensation Plans
         The information required by this portion of the item regarding equity compensation plans is incorporated by reference to the information set forth in Item 5(d)of this Annual Report on Form 10-KSB.
(b)      Security Ownership of Certain Beneficial Owners and Management
         Except as indicated below, the following table sets forth the common stock ownership of each of our directors and officers, and each beneficial owner of greater than 5% of the outstanding shares of the Company, as of June 1, 2005. The following information is based upon 26,816,018 shares of common stock of the Company that were issued and outstanding as of that date, 2005.The address for each party below is Six Glory Lane, Sussex, NJ 07461, the address of the Company.

Name of             Amount and Nature
Beneficial Owner    of Beneficial Ownership                   Percent
----------------    ------------------------                  --------------

William Matlack            400,000                                 1.49%

Peter Toscano(2)         7,100,000                                26.48%

Jack Wagenti(3)          5,650,000                                21.07%

Jose Garcia              1,500,000                                 5.59%

Gerald Harper              -0-                                      -0-

Officers and directors
as a group (5 persons) 14,650,000                                 54.63%
------------------------------------------------------------------
(1). "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2) Represents 3,400,000 shares of common stock of the Company held individually by Mr. Toscano, 1,000,000 and 1,100,000 shares of common stock of the Company held respectively by Christopher Toscano and Nicholas Toscano, Mr. Toscano's sons, and 1,500,000 shares of common stock of the Company by Mr. Toscano's spouse. Mr. Toscano disclaims beneficial ownership of the 3,600,000 shares of common stock of the Company held by his stated family members.
(3). Represents 4,150,000 shares of common stock of the Company held individually by Mr. Wagenti and 1,500,000 shares of common stock of the Company by Mr. Wagenti's spouse. Mr. Wagenti disclaims beneficial ownership of the shares of common stock held by his spouse.

(c) Changes In Control Not applicable

Item 12. Certain Relationships and Related Transactions.
         In July 2002, the Company issued 12,100,000 shares of common stock to its officers as described herein. Mr. Peter Toscano, the Company's Chairman and Chief Executive Officer received 6,100,000 shares of common stock of the Company, Mr. Jack Wagenti, the Company's Vice President, received 4,500,000 shares of common stock of the Company, and Mr. Jose Garcia, the Company's Vice President, and President of the Subsidiary, received 1,500,000 shares of common stock of the Company. The shares of common stock of the Company were issued to each officer in exchange for introducing the Solidaridad Properties to the Company. The shares of common stock were valued at $0.01 per share.
         In July 2002, the Company issued 1,500,000 shares of its common stock to the owners Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, for the concession rights to the Solidaridad I property.

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

         In November 2003, the Company completed a private placement of its common stock pursuant to which it sold 1,600,000 units and received $160,000 in gross proceeds. Each unit consisted of one share of common stock and warrant to purchase one-half share of common stock. The warrants are exercisable at $0.50 per full share of common stock and expire September 31, 2006. From January 2004 through May 31, 2004, the Company completed a private placement of its common stock pursuant to which it sold 360,000 units at $0.25 per unit to a total of 8 accredited investors and received $90,000 in gross proceeds. The warrants are exercisable at $0.50 per full share of common stock and expire September 31, 2006.
         Finally, during the year ended May 31, 2005, the Company sold a total of 860,000 units in a private placement offering in which the Company received $ 177,500 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and the warrants expire on December 31, 2006.
Item 13. Exhibits and Reports on Form 8-K.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit          Description
3(i)(a)          Articles of Incorporation of the Company. (Filed on April 23,
                 2004 as an exhibit to the Company's Form 10-SB Registration
                 Statement).
3(i)(b)          Certificate of Amendment to Articles of Incorporation. Filed
                 on April 23, 2004 as an exhibit to the Company's Form 10-SB
                 Registration Statement).
3(i)(c)          Certificate of U.S.  Precious Metals de Mexico (Filed on April
                 23, 2004 as an exhibit to the Company's Form 10-SB Registration
                 Statement).
3(ii)(a)         By - Laws of the  Company. (Filed on April 23,  2004 as an
                 exhibit to the  Company's  Form 10-SB Registration Statement).
21.1             Subsidiaries  of the  Registrant.  (Filed as an Exhibit to
                 Registrant's  Form 10KSB for the fiscal year ended May 31, 2004 on April 23, 2004)
31.1             Certification of Chief Executive Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
31.2             Certification of Principal  Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
32.1             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
* Filed herewith.

(b) Reports of Form 8-K.
None

Item 14. Principal Accountant Fees and Services.
(1). Audit fees for 2005 were $7,000 (estimated) and for 2004 were $6,620. (2) Audit Related Fees for 2005 and 2004 were $-0-. (3) Tax Fees for 2005 were $560 and 2004were $560.
(4) All Other Fees were $-0-. (5) N/A
(6) N/A

                           U. S. PRECIOUS METALS, INC

                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2005

                           U. S. PRECIOUS METALS, INC.

                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2005







                                    CONTENTS



                                                                           Page

Independent Auditor's Report                                                 1

Consolidated Balance Sheet                                                   2

Consolidated Statements of Operations and
    Deficit Accumulated During Exploration Stage                             3

Consolidated Statements of Changes in Stockholder's Equity
    Accumulated During Exploration Stage                                     4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                   6

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
MEMBER OF AICPA                                        E-MAIL:  rgjcpa@erols.com
    PRIVATE COMPANIES PRACTICE SECTION


             Report of Independent Registered Public Accounting Firm


Board of Directors
U. S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and its subsidiary (an exploration stage company) as of May 31, 2005, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders' equity, and cash flows for the years ended May 31, 2005 and 2004, and the period from January 21, 1998 (date of inception) to May 31, 2005. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Precious Metals, Inc. and its subsidiary, as of May 31, 2005, and the results of their operations and their cash flows for the years ended May 31, 2005 and 2004, and the period from January 21, 1998 (date of inception) to May 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

August 3, 2005
Wayne, New Jersey

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2005



                                     ASSETS

Current Assets:
 Cash                                                          $     4,734

  Total current assets                                               4,734

Other Assets:
    Investments in mining rights                                    63,598
    Loan to affiliated company                                       5,000

         Total Assets                                           $   73,332
                                                                   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts payable                                            $   13,226

                                                                   --------
         Total current liabilities                                  13,226

Stockholders' Equity:
    Preferred stock:  authorized 10,000,000
        shares of $.00001 par value; issued
        and outstanding, none
    Common stock:  authorized 100,000,000
        shares of $.00001 par value; 26,816,018
        issued and outstanding                                         268
    Additional paid in capital                                     814,982
    Deficit accumulated during exploration stage                  (755,144)

         Total stockholders' equity                                 60,106

                  Total Liabilities and Stockholders' Equity     $   73,332
                                                                    ========



              The accompanying notes are an integral part of these
                             financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING EXPLORATION STAGE


                                                                       January 21, 1998
                                         Year Ended May 31,           (Date of Inception)
                                       2005            2004             To May 31, 2005
                                       ----            ----             ---------------


Revenue                             $      -        $    -               $     -

Expenses                              226,093         313,127              755,144


Loss accumulated during
    exploration stage               $ (226,093)     $(313,127)           $(755,144)
                                    ===========     ==========           ==========

Net Loss Per Share -
    Basic and Diluted                    $(.01)         $(.01)
                                         ======         ======

Weighted Average Number of Shares
 Outstanding - Basic and Diluted     26,375,421     23,967,594
                                     ==========     ==========

















    The accompanying notes are an integral part of these financial statements

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                      ACCUMULATED DURING EXPLORATION STAGE
                   FOR THE YEARS ENDED May 31, 2005, and 2004


                                                                             Deficit
                                                        Additional         Accumulated
                                 Common Stock            Paid in             During
                              Shares      Amount         Capital          Exploration Stage        Total
                              ------      ------         -------          -----------------        ------
Balance, May 31, 2003      21,561,184    $  196         $ 273,804             $(215,924)         $ 58,076

Sales of common stock       1,880,000        19           229,981                                 230,000

Shares for services         2,910,000        29            88,721                                  88,750

Retirement of stock          (400,000)       (4)                4                                       -

Net loss for period                                                            (313,127)         (313,127)
                             ---------      -----       -----------           -----------        ----------

Balance, May 31, 2004      25,951,184       240           592,510              (529,051)           63,699

Sales of common stock         860,000         9           177,491                                  177,500

Shares for services           100,000         1            24,999                                   25,000

Issue prior year paid stock    80,000         1            19,999                                   20,000

Shares retired               (175,166)       (2)                2                                        -

Adjustment                                   19               (19)                                       -

Net loss for period                                                            (226,093)          (226,093)
                             ---------      -----       -----------           -----------        ----------


Balance, May 31, 2005      26,816,018      $268          $814,982            $ (755,144)       $    60,106
                           ==========       ===           =======               =======            ========



The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year            Year        January 21, 1998
                                                           Ended           Ended      (Date of Inception)
                                                      May 31, 2005      May 31, 2004     To May 31, 2005
                                                     ------------      ------------     ---------------

Cash Flows From Operations:
Net loss                                             $(226,093)         $(313,127)       $(755,144)
Charges not requiring the outlay of cash:
  Common stock issued for services                      25,000             88,750          247,750
Changes in assets and liabilities:
  Increase (decrease) in accounts payable                9,793            (13,074)          13,226

    Net Cash Consumed by Operating Activities         (191,300)          (237,451)        (494,168)
                                                       -------            -------          -------

Cash Flows From Investing Activities:
  Investments in mining rights                               -            (15,995)         (48,598)
  Loan to affiliated company                            (5,000)                             (5,000)

    Net Cash Consumed by Investing Activities           (5,000)           (15,995)         (53,598)
                                                        --------          --------         --------

Cash Flows From Financing Activities:
    Sales of and deposits for common stock             177,500            250,000          552,500

    Net Cash Provided by Operating Activities          177,500            250,000          552,500

Net (Decrease) Increase In Cash Balance                (18,800)            (3,446)           4,734

Cash Balance, Beginning of Period                       23,534             26,980               -

Cash Balance, End of Period                        $     4,734         $   23,534       $    4,734
                                                     =========          ========         =========

The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005




1.       ORGANIZATION AND BUSINESS



Organization of Company
The Company is a Delaware Corporation, formed January 21, 1998. Until the year ended May 31, 2003 the Company was inactive. Exploration rights to four mining sites were acquired during the year ended May 31, 2003, and rights to an additional site were acquired during the year ended May 31, 2004. In November 2002, the Company commenced the private placement of its common stock.


Exploration Stage Accounting
The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to May 31, 2005, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights as noted above. No revenue had been realized through May 31, 2005. The Company has incurred losses from inception to May 31, 2005 of $755,144.

Business
On March 23, 2003, the Company's wholly owned subsidiary acquired exploration rights to a mining property (Solidaridad I) located in the Mexican state of Michoacan. From March 27 to June, 2003, exploration rights to other mining properties (Solidaridad II - IV), also located in Michoacan, were acquired by the Company's wholly own subsidiary. As consideration for the exploration rights to Solidaridad I, the Company issued 1,500,000 shares of common stock and obligated itself to pay $1 million if mining rights to Solidaridad I are sold to a third party. The only costs of acquiring the rights to the other Solidaridad properties were legal fees and fees to governmental authorities. During May, 2004, the Company's wholly owned subsidiary paid $15,995 in cash to acquire exploration rights to an additional property (La Ceibra), which is located in the state of Sonora, Mexico.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Consolidated Statements
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U. S. Precious Metals de Mexico, S.A. de D.V., which was organized March 5, 2003 in the State of Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. This subsidiary was established to facilitate the acquisition of mining rights according to Mexican law. The registration has been obtained for this subsidiary from the National Register of Commerce and Property.

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


e.  Fair Value Of Financial Instruments
    The carrying amounts of the Company's financial instruments, which include cash and accounts payable approximate their fair values at May 31, 2005.

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

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


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

k.       Net Income Per Share
    The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

l.   Segment Reporting
    Management will treat the operations of the Company as one segment.

m.       Impact of Recent Accounting Pronouncements
    The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position, or cash flows.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005



3.       COMMON STOCK

The Company is authorized to issue preferred and common stock. As of May 31, 2005, only common stock had been issued. All of the shares of common stock issued for cash were sold as units. Each unit generally consists of one share of common stock and one half of a warrant. Each full warrant can be exercised to purchase one share of common stock at a price of $.50 per share. At May 31, 2005, there were 3,910,000 warrants outstanding. Of this amount, 2,500,000 warrants were issued during the year ended May 31, 2003 and were originally scheduled to expire on December 31, 2004. The remaining warrants, which were issued during the years ended May 31, 2004 and May 31, 2005,were originally scheduled to expire eighteen months from issuance date. The expiration dates of all of the warrants have been extended to December 31, 2006. Changes in the outstanding warrants during the years ended May 31, 2004 and 2005 are detailed on the following schedule.

     Balance, May 31, 2003                                            2,500,000
     Warrants issued in connection with 2004 stock sales                940,000
                                                                       --------
                    Balance, May 31, 2004                             3,440,000
     Warrants issued for shares sold during 2004, but
     not  issued until 2005                                              40,000
     Warrants issued in connection with 2005 stock sales                430,000
                                                                       --------
                    Balance, May 31, 2005                             3,910,000
                                                                      ---------

During the year ended May 31, 2004, 2,400,000 shares were issued to three officers of the Company and its subsidiary as salary; an additional 350,000 shares were issued in lieu of legal fees; and 160,000 shares were issued for mining services. The Company also retired during the 2004 year, without consideration, 400,000 shares that had been issued for services during the 2003 year.

During the year ended May 31, 2005, 100,000 shares were issued in consideration for services and 175,166 were retired as part of a settlement with two shareholders.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005


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

During the year ended May 31, 2005, a $5,000 loan was made to a Company with a similar group of officers.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005

5.       INCOME TAXES

The Company has experienced losses totaling $755,144 during its period of existence. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The potential benefit of the portion of the NOL generated by the Company has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, this NOL carryforward will expire as follows:

              Year Ended
                May 31,
                 2023        $215,924
                 2024         313,127
                 2025         226,093

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as follows:

                                Current         Non-Current          Total
        Deferred Tax Assets    $  76,872         $179,877          $256,749
        Valuation Allowance       76,872          179,877           256,749
                                 --------         -------           -------
         Balance Recognized    $      -          $      -           $    -
                              =============     ===========     =============

6.       LOSS PER SHARE
    Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period. At May 31, 2005, there were outstanding 3,910,000 warrants to purchase common stock. The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an anti-dilutive effect.

7.       RENTALS UNDER OPERATING LEASES
The Company conducts its operations from office space in New Jersey, owned by a Company officer. Thus far, this facility has been occupied without charge. The Company did not pay any rent in either of the years ended May 31, 2004 or May 31, 2005 and is not now committed to pay rent in the future. The value of the rent-free office space is considered immaterial.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005


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

         During the year ended May 31, 2005, the Company issued 100,000 shares for services performed by others and retired 175.166 shares as part of a settlement with two shareholders.

9.       EXPENSES

Included within expenses are the following items:

                                                    Year Ended 5/31/05             Year Ended 5/31/04

         Payroll                                     $  29,138                          $  25,000
         Officers' Compensation                             -                              30,000
         Consulting Expense
             (Shares for services)                      25,000                             50,000
         Geology Fees                                   22,758                             22,214
         Legal Fees                                     47,007                             96,939
         Travel & Entertainment                         26,358                             42,265
                                                       --------                           --------
         Sub-Total                                     150,261                            266,418
         Other Expenses                                 75,832                             46,709
                                                       --------                           --------
         Total Expenses                               $226,093                           $313,127
                                                       =======                            =======

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                               U.S. Precious Metals, Inc.

                      Date: August 29, 2005   By:     /s/ Peter Toscano
                                                          Peter Toscano
                                                          President
                      Date: August 29, 2005   By:     /s/ Jack Wagenti
                                                       ----------------
                                                          Jack Wagenti
                                                     Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Toscano                                                August 29, 2005
-----------------
Peter Toscano
Director
/s/ Jack Wagenti                                                 August 29, 2005
-----------------
Jack Wagenti
Director
/s/ William Matlock                                              August 29, 2005
-------------------
William Matlack
Director
/s/ Jose Garcia                                                  August 29, 2005
----------------
Jose Garcia
Director
/s/ Gerald Harper                                                August 29, 2005
-----------------
Gerald Harper
Director