Form 10QSB
period 2005-08-31
U S PRECIOUS METALS INC
filed 2005-10-24
CIK 1286181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended August 31, 2005

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

                    Six Glory Lane, Sussex, New Jersey 07644
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (973) 875-7647
                -------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Act:

  Title of each class                       Name of exchange on which
  to beregistered                         each class is to be registered
     None
                                                                       None

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

(1) Yes: [X] No: [ ] (2) Yes: [X] No: [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2005: 26,876,018 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  [X]


 PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements (Unaudited):

  -Consolidated Balance Sheet at August 31, 2005 (unaudited)
   and May 31, 2005 (audited)                                                3

  -Consolidated Statements of Operations
   for the quarter ended August 31, 2005 and
   August 31, 2004, and from January 21, 1998 to August 31, 2005             4

  -Consolidated Statements of Cash Flows for the quarter ended August 31,
   2005 and August 31, 2004, and
   from January 21, 1998 to August 31, 2005                                  5

   -Notes to Financial Statements                                            6

Item 2. Management's Discussion and Analysis                                 7

Item 3. Effectiveness of the registrant's disclosure controls
and procedures                                                               8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    9

Item 2. Unregistered Sale of Securities and Use of Proceeds                  9

Item 3. Defaults upon Senior Securities                                      9

Item 4. Submission of Matters to Vote of Security holders                    10

Item 5. Other Information                                                    10

Item 6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                   10

                                     Part I

Item 1. Financial Statements.
----------------------------

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2004



                                     ASSETS

                                                                       August 31, 2004       May 31, 2005
                                                                       ---------------       ------------
                                                                           (Unaudited)        (Audited)

Current Assets:
    Cash                                                                $  11,742                $ 4,734

         Total current assets                                              11,742                  4,734

Other Assets:
    Investments in mining rights                                           63,598                 63,598
    Demand loan receivable                                                      -                  5,000
                                                                       ---------------       ------------
         Total Assets                                                   $  75,340              $  73,332
                                                                       ===============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts payable                                                    $   9,910              $  13,226

    Demand loan payable                                                    25,000                      -
                                                                       ---------------       ------------
         Total current liabilities                                         34,910                 13,226

Stockholders' Equity:
    Preferred stock:  authorized 10,000,000
        shares of $.00001 par value; issued
        and outstanding, none
    Common stock:  authorized 100,000,000
        shares of $.00001 par value; 26,876,018 and
        26,816,018, respectively, issued and outstanding                      269                    268
    Additional paid in capital                                            829,981                814,982
    Deficit accumulated during exploration stage                         (789,820)              (755,144)
                                                                       ---------------       ------------
         Total stockholders' equity                                        40,430                 60,106
                                                                       ---------------       ------------
                  Total Liabilities and Stockholders' Equity           $   75,340              $  73,332
                                                                       ===============       ============

The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING EXPLORATION STAGE
                                   (Unaudited)


                                                    Quarter              Quarter           January 21, 1998
                                                     Ended                Ended           (Date of Inception)

                                                 August 31, 2005     August 31, 2004      To August 31, 2005
                                                 ---------------     ---------------      ------------------


Revenue                                            $      -            $       -             $       -

Expenses                                             34,676               98,425               789,820
Loss accumulated during
  exploration stage                                $(34,676)           $ (98,425)            $ (789,820)
                                                   =========           ==========            ===========

Net Loss Per Share -
    Basic and Diluted                              $      -            $       -
                                                   =========           ==========

Weighted Average Number of Shares
    Outstanding - Basic and Diluted                26,817,460          26,202,054
                                                   ==========          ==========

Expenses included the following amounts:

                                                         2005                2004
                                                         ----                ----
Payroll                                                 $ 6,838            $ 6,657
Geology fees                                              4,500              3,000
Professional fees                                        17,034             35,410
Consulting fees                                               -             25,000
Travel and entertainment                                     64             12,132
Other expenses                                            6,240             16,226
                                                        -------            -------
                                                        $34,676            $98,425
                                                        ========           =======



 The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Quarter                 Quarter        January 21, 1998
                                             Ended                    Ended        (Date of Inception)
                                             August 31, 2005    August 31, 2004     To August 31, 2005
                                             ---------------    ---------------     ------------------

Cash Flows From Operations:
Net loss                                     $  (34,676)      $  (98,425)               $(789,820)
Charges not requiring the outlay of cash:
    Common stock issued for services                  -           25,000                  247,750
Changes in assets and liabilities:
    Increase (decrease) in accounts payable      (3,316)             100                    9,910

                                             ---------------    ---------------     ------------------
Net Cash Consumed by Operating Activities       (37,992)         (73,325)                (532,160)

Cash Flows From Investing Activities:
    Investments in mining rights                      -                -                  (48,598)
    Repayment of receivable                       5,000                -                        -

Net Cash Provided by Investing Activities         5,000                -                  (48,598)
                                             ---------------    ---------------     ------------------

Cash Flows From Financing Activities:
    Sales of common stock                        15,000           60,000                  567,500
    Proceeds of demand loan                      25,000                -                   25,000

Net Cash Provided by Operating Activities        40,000           60,000                  592,500

Net Increase In Cash Balance                     7,008           (13,325)                  11,742

Cash Balance, Beginning of Period                4,734            23,534                        -

Cash Balance, End of Period                 $    11,742       $   10,209                $  11,742
                                            ===============   ================        =================


The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2005



1.       BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary ("the Company") as of August 31, 2005 and for the three month periods ended August 31, 2005 and August 31, 2004, have been prepared in accordance with U.S. generally accepted accounting principals. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2005.

2.       SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented. Similarly there were no payments for interest during either of the periods presented.

3.       COMMON STOCK

Shares of common stock were issued during the 2005 period in private placement offerings. A total of 60,000 shares were issued, yielding proceeds of $15,000. These shares were accompanied by 30,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share. These warrants, like all previous ones, are exercisable through December 31, 2006.

4.       WARRANTS

As of August 31, 2005, there are 3,940,000 warrants available for exercise at $.50 per share through December 31, 2006. The following table details those warrants for the three-month period ended August 31, 2005.

Warrants outstanding May 31, 2005                                3,910,000
Warrants issued                                                     30,000
Warrants exercised                                                       -
                                                              ----------------
Warrants outstanding August 31, 2005                            3,940,000
                                                              ================

Item 2. Management's Discussion and Analysis.

The Company is a mineral exploration company. The Company has acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad III," and "Solidaridad IV", and Solidaridad V (collectively, the "Solidaridad Properties"). The Solidaridad Properties are located in State of Michoacan, Mexico. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V-921 hectares. A hectare is equivalent to 2.47 acres. The Company also has received mining reports on the
 Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property. At the time of their respective reports, both geologists were independent, however, subsequent to his report, the Company appointed Dr. Gerald Harper to the Company's Board of Directors. There are no known bodies of ore on the property concession by the Company. The Company's plan of operations is to raise funds to carry out further exploration on the Solidaridad Properties with the objective of establishing ore of commercial tonnage and grade. Please refer to the Company's Annual Report on Form 10-KSB for the period ending May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, for a broader description of the Company's business, the referenced geological reports, and its proposed operations with respect to the Solidaridad Properties.

During fiscal years 2002 through August 31, 2005, the Company raised a total of $567,500 from the sale of 69.25 units of its securities. This includes $15,000 raised during the quarter ended August 31, 2005 through the sale of 1.5 units. The 69.25 units sold through August 31, 2005, consist of a total of 7,880,000 shares of the company's common stock and 3,940,000 warrants to purchase an additional share of common stock. The warrants expire on December 31, 2006 and are exercisable at $0.50 per share. The Company's cash requirements for the next 12 month are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties other than Solidaridad I, $150,000 for exploration of other claims in the region, and $140,000 for general and administrative costs, each as described below.

The projected exploration on the Solidaridad I property will consist of preliminary ground exploration work and exploratory drilling. The preliminary ground exploration will entail detailed geological mapping, soil sampling, and channel sampling of road cuts to delineate mineralization, if any. This preliminary work will be followed by a combination of reverse circulation rotary and diamond core drilling to test the grade, thickness, and continuity of mineralization, if any, determined or identified by the preliminary ground exploration. While the depth of drilling currently cannot be determined, it is anticipated that initial holes will total 150 to 300 meters in depth. Based on existing data, the Company expects to drill approximately 40-60 exploratory holes; however, the actual number will be dependent upon the results of preliminary exploratory work, results of prior drill holes, and the Company's available working capital. The Company will assay sampling and core hole results for gold, copper, and silver.

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

Risk Factors.

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; among other factors. Readers are urged to refer to the section entitled "CautionaryStatements" in the Company's aforementioned filings for a broader discussion of such risks and uncertainties

Item 3. Effectiveness of the registrant's disclosure controls and procedures

At August 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been no significant changes in the Company's internal controls or in other factors since the date of the President and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



PART II

Item 1.   Legal Proceedings.
---------------------------
None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.
-------------------------------------------------------------

During the three month period ended August 31, 2005, the Company sold a total of
1.5 units in a private placement offering to two accredited individuals in which the Company received $15,000 in gross proceeds. Each unit consisted of 40,000 shares of common stock and stock purchase warrants to acquire an additional 20,000 shares of common stock. The exercise price per whole share is $.50 per share, and the warrants expire on December 31, 2006.
 The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.


Item 3.   Defaults Upon Senior Securities.
-----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
None

Item 5.   Other Information.
---------------------------
None


Item 6.   Exhibits and Reports on Form 8-K
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

         Exhibit 31.1 -Certification of Chief Executive Officer Pursuant To
                       Section 302 Of The Sarbanes-Oxley Act of 2002

         Exhibit 31.2 -Certification of Chief Financial Officer Pursuant To
                       Section 302 Of The Sarbanes-Oxley Act of 2002

         Exhibit 32 - Certification Pursuant To Section 906 Of The Sarbanes-
                      Oxley Act Of 2002.

(b) Reports on Form 8-K.
None










SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2005

U.S. Precious Metals, Inc.


/s/ Jack Wagenti
Jack Wagenti
Chief Financial Officer