Form 10QSB
period 2005-11-30
U S PRECIOUS METALS INC
filed 2006-01-17
CIK 1286181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended November 30, 2005

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

Securities registered under Section 12 (b) of the Act:

  Title of each class                       Name of exchange on which
  to be registered                         each class is to be registered
  -------------------                             ------------------------------
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

(1) Yes: [X] No: [ ] (2) Yes: [X] No: [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2005: 26,967,158 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  [X]

 PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements (Unaudited):


Consolidated Balance Sheets                                               1

Consolidated Statements of Operations and
    Deficit Accumulated During Exploration Stage
    Six Months Ended November 30, 2005 and 2004                           2

Consolidated Statements of Operations and
    Deficit Accumulated During Exploration Stage
    Three Months Ended November 30, 2005 and 2004                         3

Consolidated Statements of Cash Flows                                     4

Notes to Consolidated Financial Statements                                5


Item 2. Management's Discussion and Analysis                              6

Item 3. Controls and Procedures                                           8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 8

Item 2. Unregistered Sale of Securities and Use of Proceeds               8

Item 3. Defaults upon Senior Securities                                   9

Item 4. Submission of Matters to Vote of Security holders                 9

Item 5. Other Information                                                 9

Item 6. Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

                                     Part I

Item 1. Financial Statements.
-----------------------------

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            November 30, 2005   May 31, 2005
                                                            -----------------   ------------
                                                                (Unaudited)        (Audited)
Current Assets:
    Cash                                                          $ 6,243         $ 4,734

         Total current assets                                       6,243           4,734

Other Assets:
    Investments in mining rights                                   63,598          63,598
    Demand loan receivable                                             --           5,000

         Total Assets                                            $  69,841      $  73,332
                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                             $   5,186      $  13,226
    Demand loan payable                                             45,000             --

         Total current liabilities                                  50,186         13,226

Stockholders' Equity:
    Preferred stock:  authorized 10,000,000
        shares of $.00001 par value; issued
        and outstanding, none
    Common stock:  authorized 100,000,000
        shares of $.00001 par value; issued and outstanding,
      26,967,158 and 26,816,018, respectively                          270            268
    Additional paid in capital                                     839,092        814,982
    Deficit accumulated during exploration stage                  (819,707)      (755,144)

         Total stockholders' equity                                 19,655         60,106

                  Total Liabilities and Stockholders' Equity     $  69,841      $  73,332
                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING EXPLORATION STAGE


                                                      Six Month Period
                                                     Ended November 30,            January 21, 1998
                                                     ------------------           (Date of Inception)
                                                      2005            2004        To November 30, 2005
                                                      ----            ----        --------------------
Revenue                                         $         --     $         --        $         --

Expenses (A)                                          64,563          139,995             819,707


Loss accumulated during
    exploration stage                           $    (64,563)    $   (139,995)       $   (819,707)
                                                ============     ============        ============

Net Loss Per Share -
    Basic and Diluted                           $        (--)    $       (.01)
                                                ============     ============

Weighted Average Number of Shares
    Outstanding - Basic and Diluted               26,883,727       26,325,228
                                                ============     ============


(A) Expenses include the following amounts:

         Geology fees                           $      9,000     $      5,000
         Professional fees                            39,069           44,778
         Salaries                                      6,838           14,274
         Consulting fees                               2,500           27,000
         Licenses and permits                          2,713               --
         Travel and entertainment                        184           17,989
         Insurance                                        --            4,688
         Auto rental                                      --            9,890
         Other expenses                                4,259           16,376
                                                ------------     ------------
                                                $     64,563     $    139,995
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING EXPLORATION STAGE

                                                     Three Month Period
                                                     Ended November 30,            January 21, 1998
                                                     ------------------           (Date of Inception)
                                                      2005            2004        To November 30, 2004
                                                      ----            ----        --------------------

Revenue                                         $         --      $         --      $         --

Expenses (A)                                          29,887            41,570           819,707


Loss accumulated during
    exploration stage                           $    (29,887)     $    (41,570)     $   (819,707)
                                                ============      ============      ============
Net Loss Per Share -
    Basic and Diluted                           $         --      $         --
                                                ============      ============

Weighted Average Number of Shares
    Outstanding - Basic and Diluted               26,910,063        26,449,758
                                                ============      ============


(A) Includes the following expenses:

         Geology fees                           $      4,500      $      2,000
         Professional fees                            22,035             9,368
         Salaries                                         --             7,617
         Insurance                                        --             2,025
         License and permits                           2,713                --
         Consulting fees
         Travel and entertainment                        120             6,157
         Auto rental                                      --             4,437
         Other expenses                                  519             9,966
                                                ------------      ------------
                                                $     29,887      $     41,570
                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months         January 21, 1998
                                                     Ended November 30,  (Date of Inception) to
                                                    2005          2004     November 30, 2005
                                                    ----          ----     -----------------
Cash Flows From Operations:
Net loss                                        $ (64,563)     $(139,995)     $(819,707)
Charges not requiring the outlay of cash:
    Common stock issued for services                9,112         25,000        256,862
Changes in assets and liabilities:
    Increase (decrease) in accounts payable        (8,040)           399          5,186


       Net Cash Consumed by
         Operating Activities                     (63,491)      (114,596)      (557,659)
                                                ---------      ---------      ---------

Cash Flows From Investing Activities:
    Investments in mining rights                       --             --        (48,598)
    Repayment of receivable                         5,000             --
                                                ---------      ---------


        Net Cash Provided (Consumed) by
         Investing Activities                       5,000             --        (48,598)
                                                ---------      ---------      ---------

Cash Flows From Financing Activities:
    Sales of common stock                          15,000        120,000        567,500
    Proceeds of demand loans                       45,000             --         45,000
                                                ---------      ---------

         Net Cash Provided by
         Financing Activities                      60,000        120,000        612,500
                                                ---------      ---------

Net Increase In Cash Balance                        1,509          5,404          6,243

Cash Balance, Beginning of Period                   4,734         23,534             --

Cash Balance, End of Period                     $   6,243      $  28,938      $   6,243
                                                =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                           U. S. PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2005

1.   BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary ("the Company") as of November 30, 2005 and for the three and six month periods ended November 30, 2005 and November 30, 2004, have been prepared in accordance with U.S. generally accepted accounting principals. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

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

2.   SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. During the quarter ended November 30, 2005, the Company issued 91,126 shares in settlement of an invoice due.

3.   COMMON STOCK

Shares of common stock were issued during the 2005 period in private placement offerings. A total of 60,000 shares were issued, yielding proceeds of $15,000. These shares were accompanied by 30,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share. These warrants expire 18 months after the date of issuance. In addition, 91,126 shares of common stock were issued for services, valued at $9,112.

4.   WARRANTS

As of November 30, 2005, there are 3,940,000 warrants available for exercise at $.50 per share through December 31, 2006. The following table details the warrants for the six month period ended November 30, 2005:

          Warrants outstanding May 31, 2005           3,910,000
          Warrants issued                                30,000
          Warrants exercised
                                                      ---------
          Warrants outstanding November 30, 2005      3,940,000
                                                      =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
--------------------------------------------------------------------------------

      This section of this report and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, many of which cannot be predicted or anticipated. The following should be read in conjunction with the unaudited consolidated financial statements of the Company included elsewhere herein.

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

            During fiscal years 2002 through fiscal 2004, we raised $375,000 from the sale of 50 units. During the year ended May 31, 2005, we raised an additional $177,500 from the sale of 17.75 units. During the quarter ended August 31, 2005, we raised an additional $15,000 from the sale of 1.5 units. In total, all of the units sold to date consisted of 520,000 shares of our common stock and stock purchase warrants purchasing an additional 260,000 shares of common stock. The warrants expire on December 31, 2006 from issuance and are exercisable at $0.50 per share. During the quarter ended November 30, 2005, we did not raise additional funds from the sale of our securities. However, we did issue a total of 91,126 shares valued at $.10 per share, in non-cash transactions, to two attorneys in lieu of paying for their law firm's services rendered to us valued at $9,112.60. Our currents plan of operation has been put on hold, pending our obtaining additional financing, through the sale of our securities. We cannot assure you that we will be successful in obtaining such financing, or when we will obtain such financing will be available to us, if ever. Our cash requirements for the next 12 months, if and when we resume our plan of operation, are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties other than Solidaridad I, $150,000 for exploration of other claims in the region, and $140,000 for general and administrative costs, each as described below. While our plan of operation is on hold, our cash requirements are minimal and will be funded by our management.

The projected exploration on the Solidaridad I property will consist of preliminary ground exploration work and exploratory drilling. The preliminary ground exploration will entail detailed geological mapping, soil sampling, and channel sampling of road cuts to delineate mineralization, if any. This preliminary work will be followed by a combination of reverse circulation rotary and diamond depth of drilling currently cannot be determined, it is anticipated that initial holes will total 150 to 300 meters in depth. Based on existing data, we expect to core drilling to test the grade, thickness, and continuity of mineralization, if any, determined or identified by the preliminary ground exploration. While the drill approximately 40-60 exploratory holes; however, the actual number will be dependent upon the results of preliminary exploratory work, results of prior drill holes, and our available working capital. We will also assay sampling and core hole results for gold, copper, and silver.

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

            When our plan of operation is resumed, we anticipate general and administrative costs to include travel expenditures to Mexico for our officers and consultants estimated to be $20,000; salaries to employees consisting of salaries to our vice president and a field geologist in Mexico estimated to be $60,000; legal and professional fees, including legal fees for local counsel in Mexico estimated to be $40,000; regulatory work in Mexico estimated to be $10,000, and office supplies and expenses estimated to be $10,000.

            We are seeking to raise a minimum of $1,000,000 in the next 12 months to support our working capital needs as described above. The funds may be procured through the public or private offering of our equity securities including the exercise of the warrants that we have outstanding. We believe that debt financing is not a funding alternative at this time due to our lack of cash flow. We have entered into discussions with a number of investors concerning an investment in our Company; however, at this time, it has not received commitments from any source, and has no firm arrangements in place for our required funding. The Company cannot predict whether it will be successful in raising any capital.

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

Off-Balance Sheet Arrangements. During the three and six months ended November 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.


Item 3. Controls and Procedures
-------------------------------
A review and evaluation was performed by the Company's Chief Executive Officer (the "CEO") and its Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, these officers have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.


                                     PART II

Item 1.   Legal Proceedings.
----------------------------
None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.
--------------------------------------------------------------

During the three month period ended November 30, 2005, the Company did not raise additional funds from the sale of our securities. However, it did issue a total of 91,126 shares of common stock valued at $.10 per share, in non-cash transactions, to two attorneys in lieu of paying for their law firm's services to the Company valued at $9,112.

These transactions were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.


Item 3.   Defaults upon Senior Securities.
------------------------------------------
None


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
None

Item 5.   Other Information.
----------------------------
None


Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a)
               or Rule 15d-14(a), Toscano

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-
               14(a) or Rule 15d-14(a), Wagenti

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wagenti

(b) Reports on Form 8-K.
None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 17, 2006

U.S. Precious Metals, Inc.


/s/  Peter Toscano
------------------
     Peter Toscano
     President and Chief Executive Officer

                        INDEX TO ATTACHED EXHIBITS


Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a)
               or Rule 15d-14(a), Toscano

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-
               14(a) or Rule 15d-14(a), Wagenti

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wagenti