Form 10QSB
period 2006-02-28
U S PRECIOUS METALS INC
filed 2006-04-19
CIK 1286181

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

US PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6 Glory Lane Sussex, NJ.	07461-0326
(Address of principal executive offices)	(Zip Code)

(973) 875-7647

(Registrant's telephone number, including area code)

N/A
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006: 31,899,644 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

i

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

CONSOLIDATED BALANCE SHEETS

1

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

2

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

3

CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

6

ITEM 3. CONTROLS AND PROCEDURES.

8

PART II –OTHER INFORMATION

9

ITEM 1. LEGAL PROCEEDINGS.

9

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

9

ITEM 5. OTHER EVENTS OR INFORMATION.

9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

10

SIGNATURES

11

INDEX TO ATTACHED EXHIBITS

12

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2006	May 31, 2005
	(Unaudited)	(Audited)

Current Assets:
Cash	$ 897,899	$ 4,734

Total current assets	897,899	4,734

Other Assets:
Investments in mining rights	63,598	63,598
Demand loan receivable	-	5,000

Total Assets	$ 961,497	$ 73,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 4,835	$ 13,226
Demand loan payable	65,000	-

Total current liabilities	69,835	13,226

Stockholders’ Equity:
Preferred stock: authorized 10,000,000 shares
of $.00001 par value; issued and outstanding, none
Common stock: authorized 100,000,000
shares of $.00001 par value; issued and outstanding, 30,806,018 and 26,816,018, respectively	311	268
Additional paid in capital	1,816,551	814,982
Deficit accumulated during exploration stage	(925,200)	(755,144)

Total stockholders’ equity	891,662	60,106

Total Liabilities and Stockholders’ Equity	$ 961,497	$ 73,332

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Nine Month Periods Ended February 28

(Unaudited)

			January 21, 1998
			(Date of Inception)
	2006	2005	To February 28, 2006

Revenue	$ -	$ -	$ -

Expenses	170,056	181,785	925,200

Loss accumulated during
exploration stage	$(170,056)	$(181,785)	$ (925,200)

Net Loss Per Share
Basic and Diluted	$(.01)	$(.01)

Weighted Average Number of Shares
Outstanding – Basic and Diluted	27,098,636	26,426,459

(A) Includes the following expenses:
Professional fees	$ 79,949	$ 52,227
Salaries	6,838	20,800
Geology fees	22,800	10,600
Office expenses	1,040	15,692
Consulting fees	2,500	27,000
Licenses and permits	5,660	-
Travel and entertainment	-	27,216
Insurance	-	6,750
Auto rental	21,867	13,916
Other expenses	29,402	7,584
	$170,056	$181,785

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28,

(Unaudited)

			January 21, 1998
			(Date of Inception)
	2006	2005	to February 28, 2006

Revenue	$ -	$ -	$ -

Expenses	105,493(A)	41,790(A)	925,200

Loss accumulated during
exploration stage	$ (105,493)	$ (41,790)	$ (925,200)

Net Loss Per Share
Basic and Diluted	$ -	$ -

Weighted Average Number of Shares
Outstanding – Basic and Diluted	28,411,142	26,426,670

(A) Includes the following expenses
Professional fees	$ 40,880	$ 7,449
Salaries	-	6,525
Geology fees	13,800	6,600
Office expenses	-	-
Consulting fees	-	3,902
Licenses and permits	2,947	-
Travel and entertainment	184	9,227
Insurance	-	2,062
Auto rental	21,867	4,026
Other expense	25,815	1,999
	$105,493	$41,790

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

			January 21, 1998
			(Date of Inception)
	2006	2005	to February 28, 2006

Cash Flows From Operations:
Net loss	$(170,056)	$(181,785)	$ (925,200)
Charges not requiring the outlay of cash:
Common stock issued for services	9,112	25,000	256,862
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(8,391)	299	4,835

Net Cash Consumed by
Operating Activities	(169,335)	(156,486)	(663,503)

Cash Flows From Investing Activities:
Investments in mining rights	-	-	(48,598)
Repayment of receivable	5,000	-	-

Net Cash Consumed by
Investing Activities	5,000	-	(48,598)

Cash Flows From Financing Activities:
Sales of common stock	992,500	140,000	1,545,000
Proceeds of demand loans	65,000	-	65,000
Net Cash Provided by
Financing Activities	1,057,500	140,000	1,610,000

Net Increase In Cash Balance	893,165	(16,486)	897,899
Cash Balance, Beginning of Period	4,734	23,534	-
Cash Balance, End of Period	$ 897,899	$ 7,048	$ 897,899

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of February 28, 2006 and for the three and nine month periods ended February 28, 2006 and February 28, 2005, have been prepared in accordance with accounting principals generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

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

3.

COMMON STOCK

Shares of common stock were issued in private placement offerings during the 2005 period.  A total of 3,970,000 shares were issued, yielding proceeds of $992,500.  These shares were accompanied by  1,985,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share.  These warrants expire 18 months after the date of issuance.  In addition, 91,126 shares of common stock were issued for services, valued at $9,112.

4.

WARRANTS

As of February 28, 2006, there are 5,895,000 warrants available for exercise at $.50 per share through December 31, 2006.  The following table details the warrants for the nine month period ended February 28, 2006.

Warrants outstanding May 31, 2005	3,910,000
Warrants issued	1,985,000
Warrants exercised	-
Warrants outstanding February 28, 2006	5,895,000

5.

CONTINGENCY

The Board has authorized the issuance of 2,300,000 preferred shares.  When issued, theses preferred shares would be convertible into 23,000,000 shares of common stock.  There are currently no plans to issue this preferred stock.

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

We are a mineral exploration company. Though our wholly owned Mexican subsidiary, U. S. Precious Metals De Mexico, S.A. DE C.V. We have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," “Solidaridad IIA”, “Solidaridad IIB”, "Solidaridad III," "Solidaridad IV", and "Solidaridad V" (collectively, the "Solidaridad Properties"). The Solidaridad Properties are located in State of Michoacan, Mexico. The estimated sizes of the properties are as follows:

Solidaridad I - 175 hectares, Solidaridad II - 2,164 hectares, Solidaridad IIA - 1.4 hectares, Solidaridad IIB - 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad IV - 150 hectares and Solidaridad V- 921 hectares.

In February 2006, our Mexican subsidiary claimed a mine concession lot entitled “La Sabila” with a surface size of approximately 12,987 hectares surrounding the Solidaridad properties in order to protect the future exploration and exploitation of the Solidaridad properties.  The claim has been preliminarily accepted by the Mexican General Director of Mining, written studies have been delivered and formal acceptance from that authority is expected shortly.  If and when formal acceptance is issued, our Mexican subsidiary will control a mine concession cluster area total of approximately 16,400 hectares

In addition, through our Mexican subsidiary, we have agreed to acquire the following mine concessions, subject to successful results of our exploration activities:

NAME	SURFACE	LOCATION
(A) La Provindencia	600.0 hectares	Municipalities of Tzitzio and Nicholas Romero, State of Michoacan, Mexico
Potential Mineralization:	Copper and Gold

(B) Tajitos Cluster:
La Abuncancia	25 hectares	Caborca, State of Sonora, Mexico
La Abuncancia II	101 hectares	(approximately 400 meters from Federal Road)
La Abuncancia III	43 Hectares
La Abuncancia IV	25 hectares
Cuatro Hermanos	20 hectares
El Oro Dos	1 hectare
215 hectares
Potential Mineralization:	Gold

(C) Ampliacion El Carmen y La Zmorana Cluster
El Carmen Fr. 1	364 hectares	Turitaco, State of Michoacan,
La Zamorana Fr.1	228 hectares
La Zamorana Fr.2	23 hectares
615 hectares
Potential Mineralization:	Gold

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

The following summarizes our cash raising activities since May 2003. We have had no other sources of capital during that time and have only suffered losses since our inception on January 28, 1998. In May 2003, the Company completed a private placement of its common stock pursuant to which it sold 5,000,000 units at $0.025 per unit to a total of 17 accredited investors and received $125,000 in gross proceeds. In November 2003, the Company completed a private placement of its common stock pursuant to which it sold 1,600,000 units at $0.10 per unit to a total of 13 accredited investors and received $160,000 in gross proceeds. From January 2004 through May 31, 2004, the Company completed a private placement of its common stock pursuant to which it sold 360,000 units at $0.25 per unit to a total of 8 accredited investors and received $90,000 in gross proceeds. Each unit for the above offerings consisted of one share of common stock and on half of a warrant. The warrant is exercisable at $0.50 per share and its exercise period has been extended to expire on December 31, 2006.

During the year ended May 31, 2005, the Company sold a total of 860,000 units in a private placement offering in which the Company received $ 177,500 in gross proceeds. Each unit consisted of one share of common stock and a stock purchase warrant to acquire one-half of a share of common stock. The exercise price per whole share is $.50 per share, and these  warrants have also been extended to expire on December 31, 2006.

During our first quarter ended August 31, 2005, we raised an additional $15,000 from the sale of one and one half units to two accredited investors. Each unit consisted of 40,000 shares of common stock and stock purchase warrants to acquire an additional 20,000 shares of common stock. The warrants expire  on December 31, 2006 and are exercisable at $0.50 per share. During the quarter ended the second quarter ending.

November 30, 2005, we did not raise additional funds from the sale of our securities. However, we borrowed, on a demand basis, $45,000 from a company certain of whose officers are also officers and directors of our company. During our third quarter ending February 28, 2006 (the period covered by this Report of Form 10QSB),  we borrowed an additional $20,000 from the same affiliated lender also on a demand basis. Also during this quarter, we raised $977,500 from the sale of 48.875 units to 45 accredited investors. Each unit consisted of 80,000 shares of our common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock.  The warrants expire 18 months from issuance and are exercisable at $0.50 per share. Because of our lack of working capital, during the quarter ending February 28, 2006 we did a minimum of exploration activity. In this regard, during this quarter, this exploration activity did result in the discovery of an estimated significant gold mineralization at our La Sabila project in  Michoacan, Mexico. Our currents plan of operation had been put on hold, pending our obtaining additional financing, through the sale of our securities. We have been successful in obtaining what we believe to be such adequate financing in the quarter that is the subject of the is report. Our cash requirements for the next 12 months are estimated to be $1,000,000, of which $460,000 is allocated for additional exploration on the Solidaridad I property, $250,000 for exploration on the other Solidaridad Properties other than Solidaridad I, $150,000 for exploration of other claims in the region, and $140,000 for general and administrative costs, each as described below.

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

Off-Balance Sheet Arrangements. During the three, six and nine months ended February 28, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II –OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

During the three month period ended February 28, 2006, the Company raised $977,500 from the sale of 48.875 units to 45 accredited investors. Each unit consisted of 80,000 shares of our common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock.  The warrants expire 18 months from issuance and are exercisable at $0.50 per share. In addition, we authorized the issuance 2.3 million shares of preferred stock to three of our officers and directors for services previously rendered as follows: 1,000,000 each to Peter Toscano and Jack Wagenti and 300,000 to Jose Garcia. The shares, if any when issued, will be valued at $.00001 per share and will be convertible into common stock shares at the rate of 10 shares of common for one share of preferred stock in the event of a hostile takeover attempt. To date, the shares have not been issued.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Furthermore, each recipient who purchased their securities was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER EVENTS OR INFORMATION.

On March 23, 2004, prior to the Registrant becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on June 23, 2004, the Registrant’s wholly owned Mexican subsidiary,  U.S. Precious Metals De Mexico, S.A. DE C.V., entered into an agreement whereby it acquired the exclusive five year rights to conduct exploration and mining activities in Sonora , Mexico. In consideration of obtaining said rights the subsidiary agreed to pay the seller was 3% of the value of the production resulting from mining activities, or, at the option of the seller, a to be  agreed upon number of shares of  the Registrant. This agreement was inadvertently omitted as an exhibit from prior filings of the Registrant and is included herein as Exhibit 10.1.

On April 19, 2006, the Registrant affirmed an agreement that its subsidiary entered into to acquire mining concessions on approximately 615 hectares in the State of Michoacan, Mexico, known as the Ampliacion El Carmen y La Zmorana Cluster.  The agreement is subject to successful results of the subsidiary’s exploration program, and is attached herein as Exhibit 10.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 10.1 - Buy-Selling Promise Private Agreement to Acquire the Concession Rights of  Mining Lots between Registrant’s wholly owned subsidiary, U.S. Precious Metals De Mexico, S.A. DE C.V. (Buyer) and Antonio Baduy Gonzalez (Seller) [English translation].

Exhibit 10.2 -  Mining Concession Agreement; Re: Approximately 615 hectares know as the Ampliacion El Carmen y La Zmorana Cluster. [English translation]

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), Toscano

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

There were three reports on Form 8-K filed by the Company during the last quarter of the period covered by this Form 10K-SB (i.e. the quarter ending February 28, 2006).

The reports on form 8-K are as follows:

•

Announcement of the February 6, 2006 resignation of directors, William Matlack and Gerald Harper, both for personal reasons, and the appointment of president, Peter Toscano  as the temporary Chairman of the Board (filed on February 6, 2006).

•

Announcement of the Company’s Board of Director’s appointment of James O’Rourke as  its president replacing Peter Toscano, who was then appointed as the permanent Chairman of the Board. A February 9, 2006 press release announcing the same appointment was incorporated by reference and attached as an exhibit to this report on form 8-K.  (inadvertently duplicate filed on February 10, 2006 and February 14, 2006).

•

Announcement of the Company issuing a February 14, 2006 press release announcing the discovery of estimated significant gold mineralization in its La Sabila project in Michoacan, Mexico, and the previous acquisition of an option on exploration properties in Sonora, Mexico. The press release was incorporated by reference and attached as an exhibit to this report on form 8-K.  (filed on February 15, 2006).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2006

U.S. Precious Metals, Inc.

/s/ Jack Wagenti
Jack Wagenti
(Vice President, Chief Executive Officer and Principal Financial Officer)

INDEX TO ATTACHED EXHIBITS

Exhibit 10.1 - Buy-Selling Promise Private Agreement to Acquire the Concession Rights of  Mining Lots

Exhibit 31.1 - Certification Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), Wagenti

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and

Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wagenti

12