Form 10QSB/A
period 2006-02-28
U S PRECIOUS METALS INC
filed 2006-04-25
CIK 1286181

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

i

U. S. PRECIOUS METALS, INC.

FORM 10-QSB/A

PERIOD ENDED FEBRUARY 28, 2006

EXPLANATORY NOTE

This amendment is being filed solely for the purpose of: (a) correcting  inadvertent errors in Item 2 (Management’s  Discussion and Analysis of Financial Condition or Plan  of  Operation) regarding the exact names or sizes of certain mineral properties referred to this item; (b)  eliminating reference in Item 2 and in Item 5 (Other Events or Information)  to the Mine Concession  Cluster of 615 hectares in Michoacan, Mexico (identified in the original 10 Q filing as Ampliacion  El Carmen y La Zmorana); this cluster was incorrectly and inadvertently  referred to in both Items 2 and 5  as the subject of an acquisition agreement; such an agreement has not been executed, and while negotiations are ongoing, execution  of an eventual agreement is not certain; and (c) correcting errors in Exhibit 32.1 wherein the attached report was incorrectly referred to as 10 KSB for the period ending November 30, 2005; it has been corrected to 10 QSB for the period ending February 28, 2006.

i

U. S. PRECIOUS METALS, INC.

FORM 10-QSB/A

PERIOD ENDED FEBRUARY 28, 2006

TABLE OF CONTENTS

EXPLANATORY NOTE

i

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

CONSOLIDATED BALANCE SHEETS

1

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

2

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

3

CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR …

6

ITEM 3.

CONTROLS AND PROCEDURES.

8

PART II –OTHER INFORMATION

9

ITEM 1.

LEGAL PROCEEDINGS.

9

ITEM 2.

UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

9

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

9

SIGNATURES

11

INDEX TO ATTACHED EXHIBITS

12

1

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

We are a mineral exploration company. Through our wholly owned Mexican subsidiary, U. S. Precious Metals De Mexico, S.A. DE C.V. We have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," “Solidaridad IIA”, “Solidaridad IIB”, "Solidaridad III," "Solidaridad 4", and "La Ceiba” (collectively, the "Solidaridad Properties"). The Solidaridad Properties are located in State of Michoacan, Mexico. The estimated sizes of the properties are as follows:

Solidaridad I - 175 hectares, Solidaridad II - 2,162 hectares, “Solidaridad IIA, 1.4 hectares, Solidaridad IIB 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad 4 - 150 hectares and La Ceiba - 921 hectares.

In February 2006, our Mexican subsidiary claimed a mine concession lot entitled “La Sabila” with a surface size of approximately 11,405 hectares surrounding the Solidaridad properties in order to protect the future exploration and exploitation of the Solidaridad properties.  The claim has been preliminarily accepted by the Mexican General Director of Mining, written studies have been delivered and formal acceptance from that authority is expected shortly.  If and when formal acceptance is issued, our Mexican subsidiary will control a mine concession cluster area total of approximately 15,108 hectares

In addition, through our Mexican subsidiary, we have agreed to acquire the following mine concessions, subject to exploration reports indicating significant mineralization:

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

ITEM 6.

 EXHIBITS AND REPORTS ON FORM 8-K.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 10.1 - Buy-Selling Promise Private Agreement to Acquire the Concession Rights of  Mining Lots between Registrant’s wholly owned subsidiary, U.S. Precious Metals De Mexico, S.A. DE C.V. (Buyer) and Antonio Baduy Gonzalez (Seller) [ English translation ].

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

There were three reports on Form 8-K filed by the Company during the last quarter of the period covered by this Form 10Q-SB (i.e. the quarter ending February 28, 2006).

The reports on form 8-K are as follows:

▪

Announcement of the February 6, 2006 resignation of directors, William Matlack and Gerald Harper, both for personal reasons, and the appointment of president, Peter Toscano as the temporary Chairman of the Board (filed on February 6, 2006).

▪

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

▪

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