Form 10KSB
period 2006-05-31
U S PRECIOUS METALS INC
filed 2006-09-13
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

[ X ]   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended May 31, 2006.

[     ]   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

U. S. PRECIOUS METALS, INC.

 (Name of Small Business Issuer in its Charter)

Delaware	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5821 Tanagerside Road, Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

(813) 425-2144

(Issuer’s telephone number, including area code)

6 Glory Lane, Sussex, NJ 07461
(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024

Fax: 201-265-6069

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.00001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [   ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [   ] Yes [ X ] No

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, on a specified date within the past 60 days:  $ 4,885,158.40 on August 23, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,532,499 shares of common stock on August 23, 2006.

SEC 2337 (9-07)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORWARD-LOOKING STATEMENTS

This Form 10KSB contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks referred to in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PLEASE READ THIS FORM 10K-SB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER PERIODIC REPORTS AND OUR FORM 10SB, AS AMENDED, AND OUR REGISTRATION STATEMENT ON FORM SB-2, AS AMENDED, ALL OF WHICH WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

U. S. PRECIOUS METALS, INC.

FORM 10-KSB

May 31, 2006

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

9

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

9

PART II

10

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES  10

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7. FINANCIAL STATEMENTS

17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  28

ITEM 8A. CONTROLS AND PROCEDURES

28

ITEM 8B.  OTHER INFORMATION

28

PART III

29

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  29

ITEM 10.  EXECUTIVE COMPENSATION

31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

33

ITEM 13. EXHIBITS

34

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

35

SIGNATURES

36

INDEX TO ATTACHED EXHIBITS

37

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

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

From our point of view, we believed that being a publicly traded company would provide a level of credibility to our business that can enhance our ability to secure debt and/or equity financing, to make acquisitions, and to help us attract and keep employees, officers, directors and individual consultants through stock options and stock incentives.

Following the record date of the stock dividend, we elected a new board of directors and new officers. The new management team pursued the acquisition of the mining property known as the Solidaridad mining claims. In March 2003, in anticipation of acquiring the mining claims, we formed U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation, as our wholly owned subsidiary. Through this wholly owned subsidiary, we have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad IIA," "Solidaridad IIB," "Solidaridad III," "Solidaridad 4",  "Solidaridad V" and “La Ceiba” (collectively, the "Solidaridad Properties"),  and the “La Sabila” property, all of which are located in State of Michoacan, Mexico. We engaged two independent mining geologists to conduct preliminary surface mapping and sampling on the Solidaridad I property and each prepared a report of their findings.  In addition, evaluations were conducted my M.I.M. Holdings on the La Sabila property. (See "Solidaridad and Other Properties” and “Proposed Exploration”, below).

We are a mineral exploration company in our development stage. For the year ended May 31, 2006, we had no revenues and losses of $280,014; and since inception on January 21, 1998 we have had cumulative losses of $1,035,158. Furthermore, as of May 31, 2006, we had $921,996 in cash. Currently, we believe that we have just sufficient capital to execute our business plan and sustain it over the next 12 months. However, it is likely that we may require additional funds during that period. If so, we intend to seek additional equity financings which may not be available to us at reasonable terms or at all. The Company's office is located at 5821 Tanagerside Road, Lithia, Florida 33547. The Company's telephone number is (813) 425-2144.

Business Description

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We have acquired the exploration concession to the Solidaridad Properties. We have received mining reports on the Solidaridad I property from two geologists who performed limited geological work on the Solidaridad I property. At the time of their respective reports, both geologists were independent, however, subsequent to his report, in February 2004, we appointed Dr. Gerald Harper to our Board of Directors. Dr. Harper resigned from that position in February 2006.During the next 12 months, subject to available funds, we intend to carry out additional exploration work on the Solidaridad I property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver. If our financial resources allow, we also intend to conduct exploratory work on the other Solidaridad Properties, as well as limited exploratory work on other properties in the vicinity of the Solidaridad Properties, including the La Sabila property. We cannot predict if commercially exploitable mineral deposits or reserves exist on any of our projects, including the Solidaridad Properties, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Overview of the Mineral Exploration Process

Mineral exploration is the first stage in the mining process.  Typically, it involves the following:

♦

The search for and location of a mineral deposit with mine development potential.

♦

The definition of the quantity, grade and continuity of the mineral deposit necessary for its classification as a mineral resource; and

♦

Demonstration (through feasibility study) of the commercial viability of the mineral resource necessary for its classification as a mineral reserve.

Mineral Deposit Location

The first step in the mineral exploration process is the search for and location of a mineral deposit with mine development potential. Management strategy involves the identification and exploration of prospects that have the potential to host economic or mineable ore deposits. An economically viable mineral deposit can be mined and refined at a profit. The goal of the Company will be to find an economically viable mineral deposit.

Mineral Resource Classification

Following the discovery of a prospective mineral deposit, initial geological data, or exploration information, is assembled for the purpose of providing sufficient geological assurance to justify further exploration work. When geological knowledge and confidence increase to a level at which a qualified person (as defined in the glossary) can estimate the deposit as “potentially mineable mineralization”, then it can be classified as a mineral resource. The initial designation of inferred resource is usually supported by a limited range of geological, geochemical, geophysical or other geo-scientific data. As confidence in its quantity and grade increases through continued exploration work, the resource can be upgraded from inferred to the indicated and measured categories.

Mineral Reserve Classification

The ultimate objective of mineral exploration is to demonstrate the commercial viability of a deposit sufficiently to advance it to the mine development and production stages. When a qualified person renders such an assessment, then a mineral resource can be classified as a mineral reserve.  This designation is supported by feasibility studies, which take into account “modifying factors” that determine commercial viability.

The Solidaridad and Other Properties

Since March 2003, we acquired exploration concessions to the Solidaridad Properties. The rights to the Solidaridad I property were acquired from its prior owners, Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with us. In exchange for the concession, we issued to the prior owners a total of 1,500,000 shares of our common stock, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property. We acquired the exploration concession to the remaining Solidaridad Properties directly from the Mexican government through a concession grant or raffle procedure, pursuant to which we were awarded the exploration concession. We received formal concession title to all of its properties. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,162 hectares, Solidaridad IIA – 1.4 hectares, Solidaridad IIB – 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad 4 - 150 hectares and Le Ceiba (Solidaridad V) - 921 hectares. A hectare is equivalent to 2.47 acres.

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

In February 2006, our Mexican subsidiary claimed a mine concession lot entitled “La Sabila” with a surface size of approximately 11,405 hectares surrounding the Solidaridad properties in order to protect the future exploration and exploitation of the Solidaridad properties.  The claim has been preliminarily accepted by the Mexican General Director of Mining, written studies have been delivered and formal acceptance from that authority is expected shortly.  If and when formal acceptance is issued, our Mexican subsidiary will control a mine concession cluster area total of approximately 15,108 hectares.  In addition, through our Mexican subsidiary, we have agreed to acquire the following mine concessions, subject to exploration reports indicating significant mineralization:

NAME	SURFACE	LOCATION

(A) La Provindencia	600.0 hectares	Municipalities of Tzitzio and Nicholas Romero, State of Michoacan, Mexico

Potential Mineralization:	Copper and Gold

(B) Tajitos Cluster La Abuncancia:	25 hectares	Caborca County, State of Sonora, Mexico

La Abuncancia II	101 hectares	(approximately 400 meters from Federal Road)

La Abuncancia III	43 hectares

La Abuncancia IV	25 hectares

Cuatro Hermanos	20 hectares

El Oro Dos	1 hectare

Potential Mineralization	215 hectares - Gold

In February 2006, we learned that there was significant gold mineralization on our wholly-owned 3803 hectare La Sabila project in the state of Michoacan, Mexico.

Previous exploration at La Sabila by M.I.M. Holdings (now Xstrata) in 1997-98 identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation drill holes. The drilling delineated gold-copper-silver mineralization, the results of which are summarized below.

Based on M.I.M.'s estimates, the largest zone delineated to date, the Main Zone, contains 3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper to a depth of 150 meters. Two other significant areas of mineralization identified by M.I.M. include the North Zone, which occurs 300 meters north of and subparallel to the Main Zone, and Cuendao, which lies 2 kilometers to the south.

In August 2006, we learned from M.I.M’s estimates that there was significant gold-copper mineralization on additional 16,690-hectares of the La Sabila gold-copper project in Michoacan, Mexico.

Specifically, we learned that the 21 reverse circulation holes tested a structural corridor extending at least three kilometers north-south which contains multiple NE-trending, vertical to steeply SE-dipping zones of gold mineralization. The drilling, combined with mapping and channel sampling of drill road cuts, identified three major zones of gold mineralization: the Main Zone, estimated by M.I.M. to contain 3 million tons of mineralized material grading 3.0 g/t (0.096 oz/t) gold, 20 g/t (0.64 oz/t) silver, and 0.5% copper to a depth of 150 meters; the North Zone, which occurs 300 meters north of and sub-parallel to the Main Zone; and the Cuendao Zone, which lies 2 kilometers to the south of the Main Zone.

In the State of Sonora, Mexico, we acquired an option on the 300 hectare Tajitos project. Of 23 rock chip samples collected in the initial site visit, 9 graded between 341 ppb and 6,660 ppb gold. Anomalous gold values (greater than 50 ppb) were encountered in 18 of the samples collected.

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

Most of our properties are primarily located in the southern portion of the States of Michoacan and Sonora, which is in the southwestern portion of Mexico. The regional area is accessible by a paved road from the city of Morelia, the capital of the State, and the claim sites are accessible by a gravel road from the regional area. The site of the Solidaridad Properties is part of the Sierra Madre range, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is provided to the area by a main power line running north towards the center of the valley adjacent to the gravel road.

Proposed Exploration

Both geologists have conducted their preliminary geological work on a Solidaridad I property, and after their review, both have concluded that the Solidaridad I property warrants further geological exploration. In addition, both geologists provided a recommendation of the nature and extent of additional work to be performed. We intend to follow largely the recommendations of Dr. Harper as contained in the Harper Report. Doctor Harper is a former director of the Company.

Pursuant to Dr. Harper's recommendations, the Company expects to initiate a two-phase work program totaling approximately $618,000 to complete.

The first phase will be comprised of surface sampling, assay verification, mapping and surveying that will be conducted during a three-month period. The description and estimated cost of this phase is detailed below:

First Phase
Surveying and physical mapping of CAT cut	US$15,000
Geologic mapping of prospects primarily along CAT cuts	US$35,000
Sampling and assaying channel samples along CAT cuts & other sites	US$70,000
Heavy equipment rental and operation	US$30,000
Supervision, results and reports Compilation	US$30,000
Administrative support	US$20,000
Sub total	US$200,000

The second phase will be based upon the results of the first phase described above, and are expected to be conducted during a six month period of time. According to Dr. Harper, it is assumed that at least three target areas in each potential project will have been defined adequately to justify angled hole fences of two drill holes on each of two sections in the three highest priority target areas. The diamond drilling program will aggregate 1,800 meters of drilling. Concurrent with the drilling program, mapping and geochemical soil sampling of the undisturbed areas interpreted as having potential for mineralization will be undertaken. It is expected that subsequent diamond drilling will be required as defined by results of the first phase of drilling and the additional mapping and sampling completed. Review of quality of core recovery, distribution pattern of gold, rock types and structure will assist in determining whether a cheaper, non-coring drilling method can be selected for much of the subsequent drilling. The description and estimated cost of this phase is detailed below:

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

Based upon the estimates of mineralization in out La Sabila project area, as indicated in the studies conducted by M.I.M., we intend to pursue further similar geological exploration there. Our current intention is to conduct this exploration in a similar two phase fashion after the Solidaridad I is completed and/or, if and when we have obtained sufficient debt of equity financing, which may not be available to us. We have not estimated the cost of such geological exploration at this time.

All of the proposed expenditures and work is subject to obtaining additional financing and approval of our Board of Directors, of which we cannot be assured.

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

Our Employees

As of September 6, 2006, we had six part time employees and no full-time employees. Included in this number are two persons working part time in a clerical capacity and our four officers.

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

Litigation

We are not a party to any pending material legal proceeding nor are we aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the company.

Risk Factors

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, under the caption “Risk Factors” for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled "Cautionary Statements" in the Company's aforementioned filings for a broader discussion of such risks and uncertainties.

ITEM 2. DESCRIPTION OF PROPERTY

Our mining properties and projects are described above under “The Solidaridad and Other Properties”. Our business office is located at 5821 Tanagerside Road, Lithia, Florida, 33547, and is provided by an employee the on a rent-free basis under an oral arrangement between the parties. The Company believes that this office space will sufficient to support its needs for the next 12 months. The Company telephone number is (813) 425-2144.

.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of our company and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any director, officer or security holder is a party adverse to our company or has a material interest adverse to us in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders

.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “USPR”. Prior to January 14, 2006, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for each of quarters of our fiscal years ending May 31, 2005 and 2006, and for the our fiscal quarter ending August 31, 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Price Range
	High ($)	Low ($)
Quarter ended 8/31/04 (1)	N/A	N/A
Quarter ended 11/30/04 (1)	N/A	N/A
Quarter ended 2/28/05 (1)	N/A	N/A
Quarter ended 5/31/05 (1)	N/A	N/A
Quarter ended 8/31/05 (1)	N/A	N/A
Quarter ended 11/30/05 (1)	N/A	N/A
Quarter ended 2/28/06 (2)	$2.05	$0.45
Quarter ended 5/31/06	$0.80	$0.50

Quarter ended 8/31/06	$0.65	$0.20

(1)

Our shares of common stock were not publicly traded before January 14, 2006.

(2)

Our shares of common stock commenced trading on the OTC Bulletin Board during this quarter on January 14, 2006.

On August 23, 2006, there were 10 broker-dealers making a market in our common stock. On that date, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.26 and $0.30 per share, respectively.

Holders

As of August 23, 2006 there were 367 holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

♦

we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

♦

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the Delaware Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Equity Securities

Our sales of unregistered equity securities during the first three quarters of our fiscal year ending May 31, 2006, that is each of the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006, were previously reported on each of our Form 10QSB filed on October 24, 2005, January 17, 2006 and April 19, 2006, respectively, and our Form 1QSB/A for the quarter ended November 30, 2005, filed on April 25, 2006.

During the fourth quarter, that is three month period ended May 31, 2006, the Company raised $130,000 from the sale of 3.875 units to six accredited investors. The units sold included: 1.25 units at $20,000 per unit, each containing 80,000 shares of our common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock at $.50 per share; and 2.625 units at $40,000 per unit, each containing 100,000 shares of our common stock and stock purchase warrants to acquire an additional 50,000 shares of common stock at $.80 per share. In each case, the warrants expire 18 months from issuance. In addition, one accredited investor exercised 10,000 warrants issued in an earlier offering for the purchase of 10,000 shares of common stock at $.25 per share for total gross proceeds to the Company of $2,500. Finally, we issued 142,835 shares of our common stock to eight providers of services to the Company for services rendered that were valued at $87,143.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including under Rule 506 of Regulation D promulgated under the Act. Furthermore, each recipient who acquired their securities was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in  connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

Warrants Outstanding

As of year end May 31, 2006, we had 6,062,500 common stock purchase warrants outstanding, the exercise of which would result in the issuance of an additional 6,062,500 shares of common stock. The exercise prices of the warrants vary between $.50 and $.80. Specifically, 131,250 warrants are exercisable at $.80 per share, and the remaining 5,931,250 warrants are exercisable at $.50 per share. If all warrants are exercised, of which we have no assurance, we would have gross proceeds of $3,070,625. We cannot predict if and when these warrants, or any portion of them, will be exercised. The exercise of the warrants depends upon many factors, many of which we have no control, including the then current public trading price of our common stock. If they are exercised, it is likely that they will be exercised only if the public trading price of our common stock is significantly greater than the exercise price. To the extent that warrants are exercised, the position of shareholders who do not exercise warrants will be diluted in terms of their percentage of ownership and per share cost basis.

Rule 144 Shares

As of August 23, 2006, we had 31,532,499 shares of common stock outstanding, 8,107,124 of which are freely tradable. The remaining 23,425,375 shares are restricted shares which are eligible or will become eligible (between September 2006 and August 2007) for resale to the public in accordance with Rule 144 of the Securities Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding; which, in our case, will equal approximately 315,325 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company. In addition, under Rule 144(k) a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of May 31, 2006, persons who are our affiliates hold 12,170,000 of the shares that will be eligible for Rule 144 sales, 12,050,000 of those shares have been held by these affiliates for more than two years. These persons would, however, be subject to the volume limitations discussed above and would not become eligible to use Rule 144(k) until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

The public sale of shares under Rule 144 may have a negative effect on the trading price of our common stock.

Registration Rights

Except for the shares covered by the Form SB-2 registration statement we have filed with the Securities and Exchange Commission in August 2005, we have not granted registration rights to any of our shareholders or to any other person.

Equity Compensation Plan Information

On December 1, 2005, our Board adopted the 2006 Stock Option Plan of U.S. Precious Metals, Inc. Implementation of this plan requires and is conditioned upon shareholder approval on or before December 31, 2006. To date, the Board has not submitted this plan to our shareholders for approval.

Accordingly, to date, no equity compensation plan or stock incentive plan has been implemented by the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND PLAN OF OPERATION

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to initiate and complete Phases I and II of an exploration program on our mineral property known as Solidaridad I. (See Part I, Item 1, “Description of Business-Proposed Exploration”, above.)We anticipate that this will cost, over the next 12 months, approximately (at least) $618,000----$200,000 for Phase I and $418,000 for Phase II.  In addition, we anticipate spending an additional $100,000 in other fees and expenses over the next year, including the costs of other professional fees and salaries.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We believe that we have sufficient capital for out next 12 months. However, if we are incorrect in our estimates, or estimated costs increase significantly, we will not be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, without additional financing.  We currently do not have a specific plan of how we will obtain such funding, if necessary; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As of May 31, 2006, we had 6,062,000 warrants outstanding, the exercise of which would provide us with approximately $3,070,625 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

If we require additional capital, we may also seek to obtain short-term loans from our directors or principal shareholders. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors or principal shareholders to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. If we are unable to raise sufficient additional funding through equity financing and/or loans, we will next attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.

If we do require additional financing, and it is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our business plan.

Results of Operations for Years Ending May 31, 2005 and May 31, 2006.

We did not earn any revenues during the years ending May 31, 2005 and 2006. We do not anticipate earning revenues until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $226,093 for the fiscal year ended May 31, 2005, and $277,573 for the year ended May 31, 2006.

Our net loss decreased from $313,127 in fiscal 2004 to $226,093 in fiscal 2005 primarily due to a reduction of consulting and legal fees, travel and entertainment expenses and general expenses, and the elimination of officers’ compensation.

Our net loss increased from $226,093 during the year ended May 31, 2005 to $280,014 during the year ended May 31, 2006 primarily due to the first time incurrence of investor relations costs ($87,142), an increase in geology fees from $22,758 to $27,300 and an increase in legal fees from $47,007 to $102,661. This net loss increase occurred even though we experienced a general reduction in all other expense items.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At May 31, 2006, we had total assets of $1,015,645 consisting of cash in the amount of $921,996, and various other assets of $93,649.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At May 31, 2006, we had total assets of $1,015,645 consisting of cash in the amount of $921,996, and various other assets of $93,649.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U. S. Precious Metals de Mexico, S.A. de D.V., which was organized March 5, 2003 in the State of Mexico.  All significant inter-company balances and transactions have been eliminated in consolidation.  This subsidiary was established to facilitate the acquisition of mining rights according to Mexican law.  The registration has been obtained for this subsidiary from the National Register of Commerce and Property.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and accounts payable approximate their fair values at May 31, 2006.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is calculated on straight line basis, using useful life of five years for automobiles.

Investments In Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carry forwards.

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

Impact of Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to our calculation of the pro forma impact on net income of SFAS 123 included in the notes to the consolidated financial statements.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7. FINANCIAL STATEMENTS

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@erols.com

PRIVATE COMPANIES PRACTICE SECTION

Report of Independent Registered Public Accounting Firm

Board of Directors

U. S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and its subsidiary (an exploration stage company) as of May 31, 2006, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders’ equity, and cash flows for the years ended May 31, 2006 and 2005, and the period from January 21, 1998 (date of inception) to May 31, 2006.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Precious Metals, Inc. and its subsidiary, as of May 31, 2006, and the results of their operations and their cash flows for the years ended May 31, 2006 and 2005, and the period from January 21, 1998 (date of inception) to May 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

August 20, 2006

Wayne, New Jersey

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

May 31, 2006

ASSETS

Current Assets:
Cash	$ 921,996
Miscellaneous receivable	2,087
924,083
Total current assets
Fixed Assets
Cost	31,071
Accumulated depreciation	3,107
Total fixed assets	27,964

Other Assets:
Investments in mining rights	63,598

Total Assets	$1,015,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 14,298
Total current liabilities	14,298
Stockholders’ Equity:
Preferred stock: authorized 10,000,000
shares of $.00001 par value; no shares
issued and outstanding	-

Common stock: authorized 100,000,000
shares of $.00001 par value; 31,392,479 issued
and outstanding	314
Additional paid in capital	2,008,628
Paid in capital -warrants	27,563
Deficit accumulated during exploration stage	(1,035,158)

Total stockholders’ equity	1,001,347
Total Liabilities and Stockholders’ Equity	$1,015,645

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

	Year Ended May 31,	January 21, 1998 (Date of Inception)
	2006	2005	Year Ended May 31, 2006
Revenue	$ -	$ -	$ -

Expenses	277,573	226,093	1,032,717

Operating loss	(277,573)	(226,093)	(1,032,717)

Other Income (Expense)
Interest expense	(2,441)	-	(2,441)

Loss accumulated during
exploration stage	$(280,014)	$(226,093)	$(1,035,158)

Net Loss Per Share
Basic and Diluted	$(.01)	$(.01)
Weighted Average Number of Shares
Outstanding – Basic and Diluted	28,367,057	26,375,421

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE

FOR THE YEARS ENDED May 31, 2006, and 2005

	Common Stock		Additional Paid in Capital	Warrants	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount
Balance, May 31, 2004	26,031,184	$ 241	$ 612,509		$ (529,051)	83,699
Sales of common stock	860,000	9	177,491			177,500
Shares issued for services	100,000	1	24,999			25,000
Issue prior year paid stock	80,000	1	19,999			20,000
Shares retired	(175,166)	(2)	2			-
Adjustment		19	(19)			-
Net loss for period					(226,093)	(226,093)

Balance, May 31, 2005	26,816,018	268	814,982	-	(755,144)	60,106
Sales of common stock	4,332,500	43	1,094,894	27,563		1,122,500
Shares issued for services	233,961	3	96,252			96,255
Warrants exercised	10,000		2,500			2,500
Net loss for period					(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	$ 314	$2,008,628	$27,563	$(1,035,158)	$1,001,347

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,	January 21, 1998 (Date of Inception)
	2006	2005	to May 31, 2006
Cash Flows From Operations:
Net loss	$(280,014)	$(226,093)	$(1,035,158)
Charges not requiring the outlay of cash:	3,107	-	3,107
Depreciation	96,255	25,000	344,005
Common stock issued for services
Changes in assets and liabilities:
Increase in accounts payable	1,072	9,793	14,298
Increase in miscellaneous receivable	(2,087)	-	(2,087)
Net Cash Consumed by Operating Activities	(181,667)	(191,300)	(675,835)

Cash Flows From Investing Activities:
Investments in mining rights	-	-	(48,598)
Loan to affiliated company	-	(5,000)	(5,000)
Repayment of loan to affiliated company	5,000	-	5,000
Loans issued	(70,000)	-	(70,000)
Loans repaid	70,000	-	70,000
Acquisition of equipment	(31,071)	-	(31,071)

Net Cash Consumed by Investing Activities	(26,071)	(5,000)	(79,669)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,122,500	177,500	1,675,000
Proceeds from exercise of warrants	2,500	-	2,500

Net Cash Provided by Operating Activities	1,125,000	177,500	1,677,500

Net Increase (Decrease) In Cash Balance	917,262	(18,800)	921,996

Cash Balance, Beginning of Period	4,734	23,534	-

Cash Balance, End of Period	$ 921,996	$ 4,734	$ 921,996

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From inception to May 31, 2006, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights as noted above.  No revenue had been realized through May 31, 2006.  The Company has incurred losses from inception to May 31, 2006 of $1,035,158.

Business

On March 23, 2003, the Company’s wholly owned subsidiary acquired exploration rights to a mining property (Solidaridad I) located in the Mexican state of Michoacan.  From March 27 to June, 2003, exploration rights to other mining properties (Solidaridad II – IV), also located in Michoacan, were acquired by the Company’s wholly own subsidiary.  As consideration for the exploration rights to Solidaridad I, the Company issued 1,500,000 shares of common stock and obligated itself to pay $1 million if mining rights to Solidaridad I are sold to a third party.  The only costs of acquiring the rights to the other Solidaridad properties were legal fees and fees to governmental authorities.  During May, 2004, the Company’s wholly owned subsidiary paid $15,995 in cash to acquire exploration rights to an additional property (La Ceibra), which is located in the state of Sonora, Mexico.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U. S. Precious Metals de Mexico, S.A. de D.V., which was organized March 5, 2003 in the State of Mexico.  All significant inter-company balances and transactions have been eliminated in consolidation.  This subsidiary was established to facilitate the acquisition of mining rights according to Mexican law.  The registration has been obtained for this subsidiary from the National Register of Commerce and Property.

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

e.  Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and accounts payable approximate their fair values at May 31, 2006.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

f.  Fixed Assets

Fixed assets are recorded at cost.  Depreciation is calculated on straight line basis, using useful life of five years for automobiles.

g.  Investments In Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

h. Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carry-forwards.

i.  Use Of Estimates

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

j.  Advertising Costs

The Company will expense advertising costs when the advertisement occurs.  There has been no spending thus far on advertising.

k. Impairment of Long-Lived Assets

The Company will annually evaluate the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Company will recognize an impairment loss in such period.

l.  Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

m. Segment Reporting

Management will treat the operations of the Company as one segment.

n.  Impact of Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

3.

COMMON STOCK

The Company is authorized to issue preferred and common stock.  As of May 31, 2006, only common stock had been issued.  All of the shares of common stock issued for cash were sold as units.  Each unit generally consists of one share of common stock and one half of a warrant.  Each full warrant can be exercised to purchase one share of common stock at a price of $.50 per share.  At May 31, 2006, there were 6,062,500 warrants outstanding.  All warrants were initially scheduled to expire eighteen months from date of issuance.  The expiration dates of all of the warrants have been extended to December 31, 2006.  Changes in the outstanding warrants during the years ended May 31, 2005 and 2006 are detailed on the following schedule.

Balance, May 31, 2004	3,480,000
Warrants issued in connection with 2005 stock sales	430,000
Warrants issued for shares sold during 2004, but not issued until 2005	40,000
Balance, May 31, 2005	3,910,000

Warrants issued in connection with 2006 stock Sales	2,162,500
Warrants exercised	(10,000)
Balance, May 31, 2006	6,062,500

During the year ended May 31, 2005, 100,000 shares were issued as consideration for services and 175,166 were retired as part of a settlement with two shareholders.

During the year ended May 31, 2006, 233,961 shares were issued as consideration for services.

4.

OPTION PLAN

During the year ended May 31, 2006, the Company’s Board of Directors adopted a stock option plan (“The 2006 Stock Option Plan”), conditioned upon its approval by the Corporation’s shareholders by December 31, 2006.

The Plan would permit the granting of 42,500,000 options at an exercise prices not less than 100% of the fair market value on the date of the grant.

As of May 31, 2006, the Board had approved the granting of 3,500,000 options under the Plan.  Such options would be issued when the Plan has received stockholder approval.

5.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2005, a $5,000 loan was made to a Company with a similar group of officers.

This loan was repaid during the 2005 year.  This same organization made a $70,000 loan to the Company during the year ended May 31, 2006.  This latter loan was also repaid during the 2006 year.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

6.

INCOME TAXES

The Company has experienced losses totaling $1,035,158 during its period of existence. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of the portion of the NOL generated by the Company has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, this NOL carry-forward will expire as follows:

Year Ended

   May 31,

2023

$215,924

2024

  313,127

2025

  226,093

2026

  280,014

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as presented below:  During the year ended May 31, 2006, the deferred tax asset increased by $42,002.

  Current

Non-Current

    Total

Deferred Tax Assets

$42,002

    $256,749

$298,751

Valuation Allowance

  42,002

      256,749

  298,751

    Balance Recognized

$    -

    $    -

$      -

7.

  LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.  At May 31, 2006, there were outstanding 6,062,500 warrants to purchase common stock.  The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an anti-dilutive effect.

8.

RENTALS UNDER OPERATING LEASES

The Company conducted its operations from office space in New Jersey until July, 2006 when it relocated to facilities in Florida.  Each of these facilities is owned by a Company officer. The New Jersey facility was occupied without charge.  If rent was paid for the New Jersey office, the amount would be immaterial.

9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2005, the Company issued 100,000 shares as compensation for services, and retired 175,166 shares as part of a settlement with two former officers.

During the year ended May 31, 2006, the Company issued 233,961 shares for services.

10.

EXPENSES

Included within expenses are the following items:

	Year Ended 5/31/06	Year Ended 5/31/05
Payrol	$6,838	$ 29,138
Consulting Expense	2,500	25,000
Geology Fees	27,300	22,758
Accounting Fees	7,265	23,425
Investor relations	87,142
Legal Fees	102,661	47,007

Auto Rental	10,761	17,688

Travel & Entertainment	10,023	19,604

Other Expenses	23,083	41,473

Total Expenses	$277,573	$226,093

11 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on Company’s results of operations, financial position, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure necessary

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company’s disclosure, controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

No disclosure necessary.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)

The Company's Directors and Executive Officers:

(B)

Peter Toscano	Chief Executive Officer and Chairman of the Board
Jack Wagenti	Secretary/Treasurer and Director
Jose Garcia	Vice President and Director
Walter Salvadore	Director only
James O’Rourke	President only

Unless a director resigns prior to completion of his term, each Director serves for one year or until his successor is elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. In addition, the issue of possible conflicts of interest in connection with the Company’s Directors and Executive Officers is addressed below. There is no understanding or agreement under which the Directors hold office.

Biographical Information

Peter Toscano

Mr. Toscano (57) has been the Chief Executive Officer of the Company since May 2002. From May 2002 until February 2006, he was a Director of the Company. Since that date, he has been also its Chairman of the Board of Directors. He has also been the President/CEO and Director of International Power Group Ltd ("IPWG") since 2004. IPGW is in the business of converting municipal solid waste to energy. From September 2001 to the present, other than business conducted in respect to the Company's affairs and those of IPWG, Mr. Toscano has been retired from active business. From December 1997 to September 2001, he was a principal of a fabric recycling and reprocessing business located in Brooklyn, New York, which conducted part of its operations in Mexico City, Mexico.

Jack Wagenti

Mr. Wagenti (69) has been a Director, a Vice President, the Secretary/Treasurer and Chief Financial Officer of the Company since May 2002. He has also been the Secretary/Treasurer/CFO Director of International Power Group, Ltd., since October 2004, trading on the OTC Pinksheets (IPWG).  From 1996 to the present, Mr. Wagenti has served in varying capacities with American International Ventures, Inc., a reporting company trading on the OTCBB (AIVN). Presently, Mr. Wagenti is a Director of American International Ventures, Inc.

Jose Garcia

Mr. Garcia (50) has been Vice President of the Company since May 2002 and President of U.S. Precious Metals de Mexico, our wholly owned subsidiary, since March 2003. Mr. Garcia was appointed to the Board of Directors of the Company on February 27, 2004. From 1989 to June 2002, Mr. Garcia was employed in the restaurant industry in New York, New York, as general manager of a number of restaurants. Mr. Garcia is from Morelia, Mexico, and has conduct limited geological work on properties near the Company's Solidaridad Properties.

Walter Salvadore

Mr. Salvadore (50) has been a director of the Company since May 2006. Since 1982, Mr. Salvadore, a ceramic engineer, has been the president of R&S Enterprises, a business consulting firm located in Medford, New Jersey. In addition, since 2000, he has maintained a junior partnership position in Draseena Funds Group, an asset management firm located in Stateline, Nevada. From 1982 to 1999, Mr. Salvadore was the President and CEO of Risco, an engineering and distribution firm specializing in high temperature refractory and industrial insulation materials. From 1977 to 1982, he held various engineering and marketing positions with the Carborundum Company (Niagara Falls, New York). Mr. Salvadore has also been a director of International Power Group, Ltd. (Pink Sheets: IPWG), since January 2006.

Mr. Salvador, a former president of the American Ceramic Society, has a B.S. degree in Ceramic Engineering from Rutgers University.

James O’Rourke

Mr. O’Rourke (64) has been our President since February 2006.Since 1990, Mr. O’Rourke, a professional engineer, has been the president and chief executive officer of Orclann Investments, Inc. (Vancouver, B.C.). Since 2001, has also been the chairman of the board of Compliance Energy Corporation (Vancouver, B.C.), and since 2003, the president of Huckleberry Mines, Ltd. In total, Mr. O’Rourke has over 30 years of hands-on experience in mine evaluation, financing, development, operations and product marketing in Canada, United States, South American and the Philippines.

Mr. O'Rourke graduated from the University of British Columbia with a BSc. Degree in Mining Engineering. During the initial 14 years of his career, Mr. O’Rourke was involved in a number of major new mine start-ups including Gibraltar, Marcopper, and Endako, while working with Placer Development Limited. Later in his career, during his tenure as President and CEO of Princeton Mining Corporation he was responsible for the acquisition of the 25,000 tons per day Similco Open Pit Copper Mine. He was also involved in the development of the $60 million underground block cave development at Cassiar and the $140 million Huckleberry Mine development. He is also a director of numerous public and private companies in the field of mining and project development. Mr. O’Rourke has a number of professional affiliations, including the Professional Engineers Association of British Columbia, the Canadian Institute of Mining and Metallurgy and the American Institute of Mining and Metallurgical Engineers. In addition, he has served has a director of such associations as the British Columbia Mining Association, the Mining Association of Canada and the Vancouver Board of Trade.

Conflicts of Interest; Lack of Employment Contracts

The officers of the Company are not full time employees and are all involved in other outside business activities, including, at least one other publicly held company. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

None of our employees have employment contracts. Accordingly, they can terminate their employment at anytime. If any or all of our officers were terminated their employment, replacements may be difficult to find, and it would have a materially adverse effect on our business plans.

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

None

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of the Company, none of its officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years. Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(E) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because its securities are not listed on any exchange.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it , the Company believes that, with respect to the fiscal year ended May 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that: Peter Toscano and Jack Wagenti each  filed one report late each reporting two transactions;  Jose Garcia filed one report late reporting one transaction;   Peter Toscano, Jack Wagenti and Jose Garcia each mistakenly filed one report erroneously reporting one transaction which each has represented will be withdrawn by amendment; former directors, William Matlock and Gerald Harper, both of whom resigned their positions in February 2006,  have not filed any required reports and have not indicated that it is their intention to make such filings; and Walter Salvadore and James O’Rourke, who were appointed in February 2006,  have not filed any required reports, but have indicated that it is the intention of each to do so in the foreseeable future.

(G) CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended May 31, 2006, i.e. the period covered by this Form 10K-SB. Our Board of Directors has been considering adoption of a Code of Ethics to be applicable to its executive officers that will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

For the fiscal year ended May 31, 2006, no Executive Officer, consultant or employee received total annual compensation (salary, bonus and/or compensation in the form of equity) in excess of $100,000. Currently, no Officer, consultant or employee is being compensated at a rate in excess of $100,000 per year. The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					Awards		Payouts
	Fiscal Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under-lying options/SARs (#)	LTIP payouts ($)	All other compensation ($)
Peter Toscano	2004	$15,000	0	0	0	0	0	0
CEO and Chairman of The Board b(1)	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

(1) During fiscal 2004, Mr. Toscano received 1,000,000 shares of common stock valued as salary compensation for the period from June 2002 through May 31, 2004. The shares are valued at $0.015 per share.

Directors’ Compensation

Directors receive no monetary compensation for their work for the Company.

Stock Incentive Plans

On December 1, 2005, our Board adopted the 2006 Stock Option Plan of U.S. Precious Metals, Inc. Implementation of this plan requires and is conditioned upon shareholder approval on or before December 31, 2006. To date, the Board has not submitted this plan to our shareholders for approval. Accordingly, to date, no stock incentive plan or other equity compensation plan has been implemented by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 23, 2006, the number of shares of Common Stock (and, if applicable, warrants to purchase shares of Common Stock) owned of record and beneficially by Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of U. S. Precious Metals, Inc. based upon the 31,532,499 shares of our common stock that were issued and outstanding on August 23, 2006. Also included are the shares held by all Directors and Officers as a group.  The address for each shareholder listed is that the Company.

Name and Address	Shares Beneficially Owned	Warrants Beneficially Owned	Class of Shares Owned	Percentage of Class*
Peter Toscano (a)(1)	4,900,000	-	Common	15.54%
Six Glory lane
Sussex, NJ 07461

Jack Wagenti (a)(2)	5,650,000	-	Common	17.92%
Six Glory lane
Sussex, NJ 07461

Jose Garcia (a)	1,500,000	-	Common	4.76%
Six Glory lane
Sussex, NJ 07461

Walter Salvadore (c)(3)	40,000	20,000	Common	**
Six Glory lane
Sussex, NJ 07461

James O’Rourke (c)(4)	80,000	40,000	Common	** 8*
Six Glory lane
Sussex, NJ 07461

All Directors and Officers as a group	12,170,000	60,000		38.71%

___________________________

*

If applicable, the percentage listed for each shareholder assumes the exercise by that shareholder only of his entire warrant, and thus includes the shares underlying said warrant.  However, the percentages do not assume the exercise of all warrants by all the shareholders holding warrants.

**

less than 1%.

(a)

Officer and Director

(b)

Director only

(c)

Officer only

(1)

Includes 1,500,000 shares owned by this shareholders spouse, Virginia Toscano.

(2)

Includes 1,500,000 shares owned by this shareholders spouse, Joan Wagenti.

(3)

This shareholder was issued 20,000 warrants on February 15, 2006 in connection with a private placement offering. The exercise price of the warrants is $.50 per share. They were immediately exercisable and expire on 18 months from issuance.

(4)

This shareholder was issued 40,000 warrants on February 15, 2006 in connection with a private placement offering. The exercise price of the warrants is $.50 per share. They were immediately exercisable and expire on 18 months from issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

A geology consultant, Gerald Harper, who performed services for the Company during the year ended May 31, 2003, was appointed to the Board of Directors on February 27, 2004.  He resigned as a director in February

2006. Compensation for services prior to his appointment to the Board was $18,307 in the 2003 year and $12,500 in the 2004 year.

During the fiscal years ending May 31, 2005 and 2006, we extended loans totaling $5,000 and 70, 000, respectively, to International Power Group, Ltd. (“IPWG”). During the fiscal year ending May 31, 2006, IPWG repaid all of these loans ($75,000). Three of the control persons of IPWG,   Peter Toscano, Jack Wagenti, Jose Garcia and Walter Salvadore, are also control persons of our company.

In November 2003, the Company issued 400,000 to Mr. William Matlack for services rendered as our Chairman of the Board November 2003 through May 31, 2004. The shares of common stock were valued at $0.025 per share. Mr. Matlock resigned as the Chairman and a director in February 2006.  As of August 23, 2006, Mr. Matlock still owned the aforementioned 400,000 shares.

ITEM 13. EXHIBITS

Exhibit No.	Description of Document
3.1	Articles of Incorporation of the Company. (Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.2	Certificate of Amendment to Articles of Incorporation. Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.3	Certificate of U.S. Precious Metals de Mexico (Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.4	By - Laws of the Company. (Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
10.1

Buy-Selling Promise Private Agreement to Acquire the Concession Rights of Mining Lots between Registrant’s wholly owned subsidiary, U.S. Precious   Metals De Mexico, S.A. DE C.V. (Buyer) and Antonio Baduy Gonzalez (Seller) [English  translation]. (Filed both on April 19, 2006 as an exhibit to the Company’s Form    10Q-SB for the quarterly period ending February 28, 2006, and on April 25, 2006 as an exhibit to the Company’s Form 10Q-SB/A for the quarterly period ending February 28, 2006).

21.1	Subsidiaries of the Registrant. (Filed as an Exhibit to Registrant’s Form 10KSB for the fiscal year ended May 31, 2004 on April 23, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees (estimate)	Fiscal 2006 Fees
Audit Fees	$7,500	$7,300
Audit Related Fees	$0	$0
Tax Fees	$590	$590
All Other Fees	$0	$0
Total Fees	$8,090	$7,890

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U. S. Precious Metals, Inc.

s/ Peter Toscano
Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Date:  September 13, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Operating Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)

Exhibit 32.2 - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6).