Form 10KSB/A
period 2006-05-31
U S PRECIOUS METALS INC
filed 2006-10-10
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

6 Glory Lane, Sussex, NJ - 07461
(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024

Fax: 201-265-6069

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value.

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

EXPLANATORY NOTE

This amendment is being filed to correct minor errors such as those of omission, spelling, transposition, calculation or formatting, in both the text and primarily the financial statements.

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

U. S. PRECIOUS METALS, INC.

FORM 10-KSB

May 31, 2006

TABLE OF CONTENTS

PART I

5

ITEM 1. DESCRIPTION OF BUSINESS

5

ITEM 2. DESCRIPTION OF PROPERTY

10

ITEM 3. LEGAL PROCEEDINGS

10

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

10

PART II

11

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES  11

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

ITEM 7. FINANCIAL STATEMENTS

18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  31

ITEM 8A. CONTROLS AND PROCEDURES

31

ITEM 8B.  OTHER INFORMATION

31

PART III

32

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  32

ITEM 10.  EXECUTIVE COMPENSATION

34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

36

ITEM 13. EXHIBITS

37

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

38

SIGNATURES

39

INDEX TO ATTACHED EXHIBITS

40

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

Following the record date of the stock dividend, we elected a new board of directors and new officers. The new management team pursued the acquisition of the mining property known as the Solidaridad mining claims. In March 2003, in anticipation of acquiring the mining claims, we formed U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation, as our wholly owned subsidiary. Through this wholly owned subsidiary, we have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad IIA," "Solidaridad IIB," "Solidaridad III," "Solidaridad 4",  "Solidaridad V" and “La Ceiba” (collectively, the "Solidaridad Properties"),  and the “La Sabila” property, all of which are located in State of Michoacan, Mexico. We engaged two independent mining geologists to conduct preliminary surface mapping and sampling on the Solidaridad I property and each prepared a report of their findings.  In addition, evaluations were conducted by M.I.M. Holdings on the La Sabila property. (See "Solidaridad and Other Properties” and “Proposed Exploration”, below).

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

In February 2006, we learned that there was significant gold mineralization on our 3,803 hectare La Sabila project in the state of Michoacan, Mexico.

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

Specifically, we learned that the 21 reverse circulation holes tested a structural corridor extending at least three kilometers north-south which contains multiple NE-trending, vertical to steeply SE-dipping zones of gold mineralization. The drilling, combined with mapping and channel sampling of drill road cuts, identified three major zones of gold mineralization: the Main Zone, estimated by MIM to contain 3 million tons of mineralized material grading 3.0 g/t (0.096 oz/t) gold, 20 g/t (0.64 oz/t) silver, and 0.5% copper to a depth of 150 meters; the North Zone, which occurs 300 meters north of and sub-parallel to the Main Zone; and the Cuendao Zone, which lies 2 kilometers to the south of the Main Zone.

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

Based upon the estimates of mineralization in out La Sabila project area, as indicated in the studies conducted by MIM, we intend to pursue further similar geological exploration there. Our current intention is to conduct this exploration in a similar two phase fashion after the Solidaridad I is completed and/or, if and when we have obtained sufficient debt of equity financing, which may not be available to us. We have not estimated the cost of such geological exploration at this time.

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

During the fourth quarter, that is three month period ended May 31, 2006, the Company raised $130,000 from the sale of 3.875 units to six accredited investors. The units sold included: 1.25 units at $20,000 per unit, each containing 80,000 shares of our common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock at $.50 per share; and 2.625 units at $40,000 per unit, each containing 100,000 shares of our common stock and stock purchase warrants to acquire an additional 50,000 shares of common stock at $.80 per share. In each case, the warrants expire 18 months from issuance. In addition, one accredited investor exercised 10,000 warrants issued in an earlier offering for the purchase of 10,000 shares of common stock at $.25 per share for total gross proceeds to the Company of $2,500. Finally, we issued 142,835 shares of our common stock to eight individuals as a settlement in connection with the acquisition of certain exploration concessions, valued at $87,142.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND PLAN OF OPERATION

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to initiate and complete Phases I and II of an exploration program on our mineral property known as Solidaridad I. (See Part I, Item 1, “Description of Business-Proposed Exploration”, above.) We anticipate that this will cost, over the next 12 months, approximately (at least) $618,000----$200,000 for Phase I and $418,000 for Phase II.  In addition, we anticipate spending an additional $100,000 in other fees and expenses over the next year, including the costs of other professional fees and salaries.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We believe that we have sufficient capital for out next 12 months. However, if we are incorrect in our estimates, or estimated costs increase significantly, we will not be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, without additional financing.  We currently do not have a specific plan of how we will obtain such funding, if necessary; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  As of May 31, 2006, we had 6,062,500 warrants outstanding, the exercise of which would provide us with approximately $3,070,625 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

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

Shares Issued for Services

Shares issued for services are valued based upon grant-date share value, in accordance with SFAS No. 123R, “Stock Based Compensation”

Foreign Currency Translation

Certain assets and liabilities of US Precious Metals de Mexico are originally recorded in the currency of Mexico (Mexican peso).  They are translated into US dollars as follows:

(a) Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(b) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,

(c) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from the translation of foreign currency will be included in other comprehensive income.

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

/s/Robert G. Jeffrey

August 20, 2006

Wayne, New Jersey

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

May 31, 2006

ASSETS

Current Assets:
Cash	$ 921,996
Miscellaneous receivable	2,087
924,083
Total current assets
Fixed Assets
Cost	31,071
Accumulated depreciation	3,107
Total fixed assets	27,964

Other Assets:
Investments in mining rights	63,598

Total Assets	$1,015,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 14,298
Total current liabilities	14,298
Stockholders’ Equity:
Preferred stock: authorized 10,000,000
shares of $.00001 par value-no shares
issued and outstanding	-

Common stock: authorized 100,000,000
shares of $.00001 par value; 31,392,479 issued
and outstanding	314
Additional paid in capital	2,008,628
Paid in capital warrants	27,563
Deficit accumulated during exploration stage	(1,035,158)

Total stockholders’ equity	1,001,347
Total Liabilities and Stockholders’ Equity	$1,015,645

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

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE

FOR THE YEARS ENDED May 31, 2006, and 2005

(Restated)

	Common Stock		Additional Paid in Capital	Warrants	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount
Balance, May 31, 2004	26,031,184	$ 241	$ 612,509		$ (529,051)	83,699
Sales of common stock	860,000	9	177,491			177,500
Shares for services	100,000	1	24,999			25,000
Shares retired	(175,166)	(2)	2			-
Adjustment		19	(19)			-
Net loss for period					(226,093)	(226,093)

Balance, May 31, 2005	26,816,018	268	814,982	-	(755,144)	60,106
Sales of common stock	4,332,500	43	1,094,894	27,563		1,122,500
Shares Issued for services	91,126	1	9,112			9,113
Shares issued in Settlement	142,835	2	87,140			87,142
Warrants exercised	10,000		2,500			2,500
Net loss for period					(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	$ 314	$2,008,628	$27,563	$(1,035,158)	$1,001,347

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

	Year Ended May 31,	January 21, 1998 (Date of Inception)
	2006	2005	to May 31, 2006
Cash Flows From Operations:
Net loss	$(280,014)	$(226,093)	$(1,035,158)
Charges not requiring the outlay of cash:
Depreciation	3,107	-	3,107
Common stock issued for services	9,113	25,000	256,863
Common stock issued as settlement	87,142		87,142
Changes in assets and liabilities
Increase in accounts payable	1,072	9,793	14,298
Increase in miscellaneous receivable	(2,087)	-	(2,087)
Net Cash Consumed by Operating Activities	(181,667)	(191,300)	(675,835)

Cash Flows From Investing Activities:
Investments in mining rights	-	-	(48,598)
Loan to affiliated company	-	(5,000)	(5,000)
Repayment of loan by affiliated company	5,000	-	5,000
Acquisition of equipment	(31,071)	-	(31,071)

Net Cash Consumed by Investing Activities	(26,071)	(5,000)	(79,669)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,122,500	177,500	1,675,000
Proceeds from exercise of warrants	2,500	-	2,500
Proceeds of loans	70,000	-	70,000
Loans repaid	(70,000)	-	(70,000)
Net Cash Provided by Operating Activities	1,125,000	177,500	1,677,500

Net Increase (Decrease) In Cash Balance	917,262	(18,800)	921,996

Cash Balance, Beginning of Period	4,734	23,534	-

Cash Balance, End of Period	$ 921,996	$ 4,734	$ 921,996

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

l.  Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98.  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

m. Shares Issued for Services

     Shares issued for services are valued based upon grant-date share value, in accordance with SFAS No. 123R, “Stock Based Compensation”.

n. Foreign Currency Translation

Certain assets and liabilities of US Precious Metals de Mexico are originally recorded in the currency of Mexico (Mexican peso).  They are translated into US dollars as follows:

(a) Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(b) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,

(c) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from the translation of foreign currency will be included in other comprehensive income.

o. Segment Reporting

Management will treat the operations of the Company as one segment.

p. Impact of Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

3.

RESTATEMENTS

Certain amounts on the Consolidated Statements of Changes in Stockholder’s Equity and the Consolidated Cash Flow Statements have been reclassified or corrected, as detailed in the tables below.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE FOR THE

YEARS ENDED May 31, 2006, and 2005

	COMMON STOCK		Additional
	Shares	Amount	Paid in Capital	Total
Issue prior year paid stock as originally presented	80,000	1	19,999	20,000
Correction	(80,000)	(1)(1)	(19,999)(1)	(20,000)
Issue prior year paid stock as restated	-	-	-	-

Balance May 31, 2005	26,816,018	$ 268	$ 814,982	$ 60,106

Shares issued for services as originally presented	233,961	3	96,252	96,255
Adjustment	(142,835)(2)	(2)(2)	(87,140)(2)	(87,142)(2)
Shares issued for services as restated	91,126	1	9,112	9,113

Shares issues as settlement as originally presented	-	-	-	-
Adjustment	142,835(2)	2(2)	87,140(2)	87,149(2)
Shares issued as settlement as restated	142,835	2	87,140	87,142

Balance May 31, 2006	31,392,479	$ 314	$2,008,628	$1,001,347

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2006			January 21, 1998 (Date of Inception) To May 31, 2006
	As Originally Presented	Adjustment	As Restated	As Originally Presented	Adjustment	As Restated
Common stock issued for services	$ 96,255	$ (87,142)(2)	$ 9,113	$ 344,005	$ (87,142)(2)	$ 256,863
Common stock issued as settlement	-	87,142 (2)		-	87,142 (2)	87,142
Net cash consumed by operating activities	(181,667)	-	(181,667)	(675,835)	-	(675,835)

Loans issued	(70,000)	70,000 (3)	-	(70,000)	70,000 (3)	-
Loans repaid	70,000	(70,000)(3)	-	70,000	(70,000)(3)	-
Net Cash consumed by Investing Activities	(26,071)	-	(26,071)	(79,669)	-	(79,669)

Proceeds of loans	-	70,000 (3)	70,000	-	70,000 (3)	70,000
Loans repaid	-	(70,000)(3)	(70,000)	-	(70,000)(3)	(70,000)
Net cash provided by Financing Activities	917,622	-	917,622	1,677,500	-	1,677,500

1)

To correct error regarding presentation of prior year stock, now reflected in balance issued as of May 31, 2004.

2)

To reflect value of shares issued in settlement, previously classified as shares for service.

3)

To reclassify activity from financing to investing activities.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

4.

COMMON STOCK

The Company is authorized to issue preferred and common stock.  As of May 31, 2006, only common stock had been issued.  All of the shares of common stock issued for cash were sold as units.  Each unit generally consists of one share of common stock and one half of a warrant.  The warrants can be exercised to purchase one share of common stock at prices between $.50 and $.80 per share, as detailed below.  At May 31, 2006, there were 6,062,500 warrants outstanding.  All warrants were initially scheduled to expire eighteen months from date of issuance.  The expiration dates of all of the warrants have been extended to December 31, 2006.  Changes in the outstanding warrants during the years ended May 31, 2005 and 2006 are detailed on the following schedule.

Balance, May 31, 2004	3,480,000
Warrants issued in connection with 2005 stock sales	430,000
Balance, May 31, 2005	3,910,000

Warrants issued in connection with 2006 stock Sales	2,162,500
Warrants exercised	(10,000)
Balance, May 31, 2006	6,062,500

The warrants are exercisable as follows:

Exercise Price	Number of Warrants

$.50	5,931,250
$.80	131,250
6,062,500

During the year ended May 31, 2005, 100,000 shares were issued in consideration for services and 175,166 shares were retired as part of a settlement with two shareholders.

During the year ended May 31, 2006, 91,128 shares were issued as consideration for services and 142,835 shares were issued as part of a settlement.

5.

OPTION PLAN

During the year ended May 31, 2006, the Company’s Board of Directors adopted a stock option plan (“The 2006 Stock Option Plan”), conditioned upon its approval by the Corporation’s shareholders by December 31, 2006.

The Plan would permit the granting of 42,500,000 options at an exercise price not less than 100% of the fair market value on the date of the grant.

As of May 31, 2006, the Board had approved the granting of 3,500,000 options under the Plan.  Such options would be issued when the Plan has received stockholder approval.

6.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2005, a $5,000 loan was made to a company with a similar group of officers, this loan was repaid during the year.  This same organization made a $70,000 loan to the company during the year ended May 2006.  This latter was also repaid during the 2006 year.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

7.

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

Year Ended May 31
2023	$215,924
2024	313,127
2025	226,093
2026	280,014

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as presented below.  During the year ended May 31, 2006, the deferred tax asset increased by 42,002.

	Current	Non-Current	Total

Deferred Tax Assets	$42,002	$256,749	$298,751
Valuation Allowance	42,002	256,749	298,751
Balance Recognized	$ -	$ -	$ -

8

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

9.

RENTALS UNDER OPERATING LEASES

The Company conducted its operations from office space in New Jersey until July 2006 when it relocated to Florida.  Both facilities have been occupied without charge.  If rent was paid for either the New Jersey office, or the space in Florida, the amount would be immaterial.

10.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2005, the Company issued 100,000 shares for services performed by others and retired 175,166 shares as part of a settlement with two shareholders.

During the year ended May 31, 2006, the Company issued 91,126 shares for services, valued at $9,113, and an additional 142,835 shares as part of a settlement, valued at $87,142.

11.

EXPENSES

Included within expenses are the following items:

	Year Ended 5/31/06	Year Ended 5/31/05
Payroll	$ 6,838	$ 29,138
Consulting Expense	2,500	25,000
Geology Fees	27,300	22,758
Accounting Fees	7,265	23,425
Investor relations	87,142
Legal Fees	102,661	47,007
Auto Rental	10,761	17,688
Travel & Entertainment	10,023	19,604
Other Expenses	23,083	41,473
Total Expenses	$277,573	$226,093

12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

During the fiscal year ending May 31, 2005 the Company extended a loan of $5,000 to International Power Group, Ltd. (“IPWG”). During the fiscal year ending May 31, 2006, IPWG loaned $70,000 to the Company.  The net amount of $65,000 was repaid during the fiscal year ending May 31, 2006. Three of the control persons of IPWG, Peter Toscano, Jack Wagenti, Jose Garcia and Walter Salvadore, are also control persons of our company.

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

Date:  October 10, 2006

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