Form 10QSB
period 2006-08-31
U S PRECIOUS METALS INC
filed 2006-10-20
CIK 1286181

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended August 31, 2006

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

U. S. PRECIOUS METALS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5821 Tanagerside Road, Lithia, FL		33547
(Address of principal executive offices)		(Zip Code)

Issuer’s Telephone Number: (813) 425-2144

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024/Fax: 201-265-6069

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 9, 2006 the number of the Company's shares of par value $0.001 common stock outstanding was 31,907,499.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

U. S. Precious Metals, Inc.

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

August 31, 2006

May 31, 2006

    (Unaudited)

    (Audited)

ASSETS

Current Assets:

    Cash

$    818,027

$   921,996

    Miscellaneous receivable

          2,087

         2,087

Total current assets

      820,114

     924,083

Fixed Assets:

    Cost

        31,071

       31,071

    Accumulated depreciation

          4,661

         3,107

Total fixed assets

        26,410

       27,964

Other Assets:

    Investments in mining rights

        63,598

       63,598

Total Assets

$    910,122

$1,015,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

$      13,666

$     14,298

Total current liabilities

       13,666

       14,298

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value - no shares issued

        and outstanding

            -

           -

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; 30,992,479 and

        31,392,479 shares issued and outstanding,

        respectively

            310

           314

    Additional paid in capital

   2,008,632

  2,008,628

    Paid in capital warrants

        27,563

       27,563

    Deficit accumulated during exploration stage

  (1,140,049)

 (1,035,158)

Total stockholders’ equity

      896,456

  1,001,347

Total Liabilities and Stockholders’ Equity

$    910,122

$1,015,645

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

              Quarters Ended                January 21, 1998

                   August 31,                  (Date of Inception)

         2006                    2005           to August 31, 2006

Revenue

$           -

    $           -

         $        -

Expenses

       104,891

   34,676

                1,137,608

Operating loss

      (104,891)

             (34,676)

  (1,137,608)

Other Income (Expense):

    Interest expense

             -

      -

        (2,441)

Loss accumulated during

    exploration stage

$    (104,891)

    $       (34,676)

$ (1,140,049)

Net Loss Per Share -

    Basic and Diluted

        $ -

$ -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

  31,309,871

        26,817,460

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

      January 21, 1998

Quarters Ended August 31,   (Date of Inception)

       2006

     2005     to August 31, 2006

Cash Flows From Operations:

Net loss

$   (104,891)

$(34,676)

$(1,140,049)

Charges not requiring the outlay of cash:

    Depreciation

          1,554

         -

          4,661

    Common stock issued for services

            -

      256,863

    Common stock issued as settlement

            -

        87,142

    Changes in assets and liabilities:

    (Decrease) increase in accounts payable

                        (632)

     (3,316)

        13,666

    Increase in miscellaneous receivable

            -

         -

         (2,087)

       Net Cash Consumed by Operating Activities

     (103,969)

   (37,992)

     (779,804)

Cash Flows From Investing Activities:

    Investments in mining rights

            -

         -

       (48,598)

    Loan to affiliated company

            -

         -

         (5,000)

    Repayment of loan by affiliated company

            -

       5,000

          5,000

    Acquisition of equipment

            -

         -

       (31,071)

        Net Cash Consumed by Investing Activities

            -

       5,000

       (79,669)

Cash Flows From Financing Activities:

    Proceeds from sales of common stock

            -

     15,000

   1,675,000

    Proceeds of exercise of warrants

            -

         -

          2,500

    Proceeds of loans

            -

     25,000

        70,000

    Loans repaid

            -

         -

       (70,000)

         Net Cash Provided by Operating Activities

            -

     40,000

   1,677,500

Net Increase (Decrease) In Cash Balance

     (103,969)

       7,008

      818,027

Cash Balance, Beginning of Period

      921,996

       4,734

           -

Cash Balance, End of Period

$    818,027

$   11,742

$    818,027

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of August 31, 2006 and for the three month periods ended August 31, 2006 and August 31, 2005, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2006.

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly there were no payments for interest during either of the periods presented.

During the 2006 period, 400,000 shares were cancelled.

3.

COMMON STOCK

Shares of common stock were issued during the 2005 period in private placement offerings.  A total of 60,000 shares were issued, yielding proceeds of $15,000.  These shares were accompanied by  30,000 warrants, each permitting the purchase one-half share of common stock at $.50 per share.  These warrants are exercisable through December 31, 2006.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

4.

EXPENSES

Included within expenses are the following amounts:

 Quarter Ended

 Quarter Ended

August 31, 2006

August 31, 2005

    (Unaudited)

    (Unaudited)

Payroll

$  31,462

$  6,838

Geology fees

      5,740

    4,500

Professional fees

    24,155

  17,034

Travel and entertainment

      8,653

         64

Auto leases

      7,754

    1,786

Licenses and permits

      5,933

    2,712

Office expenses

      5,567

      -

Relocation expenses

      3,479

      -

Payroll taxes

      3,247

      -

Insurance

      2,718

      -

Other expenses

      6,183

    1,742

$104,891

$34,676

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, under the caption “ Risk Factors”. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled " Cautionary Statements " in the Company's aforementioned filings for a broader discussion of such risks and uncertainties. The Company does not intend to update the forward-looking statements contained in this report.

Overview, Plan Of Operation, Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to initiate and complete Phases I and II of an exploration program on our mineral property known as Solidaridad I. (See Part I, Item 1, “Description of Business-The Solidaridad Properties and Other Properties” and “Proposed Exploration” in our Form 10KSB for the year ended May 31, 2006.) We anticipate that this will cost, over the next 12 months, approximately (at least) $618,000----$200,000 for Phase I and $418,000 for Phase II. In addition, we anticipate spending an additional $100,000 in other fees and expenses over the next year, including the costs of other professional fees and salaries.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

As of August 31, 2006, we had cash position of $818,027, total stockholders’ equity of $896,456 and total liabilities of $13,666. We received no funds from financing activities during the quarter ended August 31, 2006. From year end May 31, 2006 to the quarter end August 31, 2006, our cash position decreased $103, 969, from $921,996 to $818,027. The cash used during the quarter ended August 31, 2006 ($103,969) , was exclusively for operating activities including : geology fees ($5,740); professional fees ($24,155); licenses and permits ($5,933); payroll and payroll taxes ($34,709);  office relocation, set-up and insurance ($11,764);  and travel, entertainment, automobile leases and miscellaneous expenses ($22,590). Cash used during the quarter ended August 31, 2005 ($34,676) was used primarily for operating activities including: geology fees ($4,500); professional fees ($17,034); licenses and permits ($2,712); payroll ($6,838); and travel, entertainment, automobile leases and miscellaneous expenses ($3,592).

We believe that we have a sufficient cash position for out next 12 months. However, if we are incorrect in our estimates, or estimated costs increase significantly, we will not be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, without additional financing.  We currently do not have a specific plan of how we will obtain such funding, if necessary; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As of August 31, 2006, we had 6,062,500 warrants outstanding, the exercise of which would provide us with approximately $3,070,625 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

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

We currently have no material commitments for capital requirements.

Inflation has not significantly impacted the Company’s operations.

Results of operations for the quarter ended August 31, 2006 compared to the quarter ended August 31, 2005

We have never had any revenues and only losses, including during the quarters ending August 31, 2006 and August 31, 2005. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $104,891 for the fiscal quarter ended August 31, 2006, and $34,676 for the fiscal quarter ended August 31, 2005.

Our net loss increased $70,215 from $34,676 during the quarter ended August 31, 2005 to $104,891 during the quarter ended August 31, 2006 primarily due to increased expenses related to operating activities and expenses related to office relocation and set-up activities.  The first time office relocation and set-up related expenses for the quarter ending August 31, 2006 totaled  $11,764 (office relocation, set-up and insurance). All other expenses increased in the quarter ended August 31, 2006 from the quarter ended August 31, 2005. These increases were primarily due to increased operating activities including the addition of two salaried part time clerical employees. The increases were as follows: payroll and payroll taxes increased $27,871 from $6,838 to $34,709; geology fees increased $1,240 from $4,500 to $5,740; professional fees  increased $7,121 from $17,034 to $24,155; travel and entertainment costs increased $8,589 from $64 to $8,653; auto lease expense increased $5,968 from $1,786 to $7,754; license and permit costs increased $3,221 from $2,712 to $5,933; and miscellaneous expenses increased $4,441 from $1,742 to $6,183.

At August 31, 2006, we had assets of $910,122 consisting of cash in the amount of $818,027, and other assets of $92,095.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company has concluded that disclosure controls and procedures were effective as of fiscal year end May 31, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended August 31, 2006 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant did not have any unregistered sales of equity securities during the quarter ended August 31, 2006.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As previously reported in the Registrant’s  Annual Report on Form 10KSB for the year ended May 31, 2006, as amended, the Registrant had acquired a number seven mine concessions in Mexico subject to exploration reports indicating significant mineralization. Based upon geological reports received in June 2006 and other advice, the Registrant made a decision during the quarter ended August 31, 2006,  to reject the mine concession and not proceed with the acquisition of the mine claim for one of the seven mine concessions (La Provindencia), concluding that its potential mineralization was not satisfactory. The Registrant is negotiating with the owners of La Provindencia to terminate the mine concession. The La Provindencia mine concession totaled 600 hectares located in the Municipalities of Tzitzio and Nicholas Romero in the State of Michoacan, Mexico. It was considered to have potential mineralization of copper and gold.

The Registrant does not consider this decision material to its overall plan of operation and is voluntarily making this disclosure.

ITEM 6. EXHIBITS.

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Toscano

Exhibit 31.2 - Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Wagenti

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

U. S. Precious Metals, Inc.

(Registrant)

/s/  Peter Toscano

__________________________________________

Peter Toscano

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Jack Wagenti

__________________________________________

Jack Wagenti

(Vice President/Secretary/Treasurer and Chief Financial Officer)

Date:  October  20, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Toscano

Exhibit 31.2 - Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Wagenti

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wagenti

Exhibit 31.1

CERTIFICATION

I, Peter Toscano, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of U. S. Precious Metals, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 20, 2006.

/s/ Peter Toscano

_______________________

Peter Toscano

(CEO and Chairman of the Board of Directors)

Exhibit 31.2

CERTIFICATION

I, Jack Wagenti, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of U. S. Precious Metals, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 20, 2006.

/s/ Jack Wagenti

_______________________

(Vice President/Secretary/Treasurer and CFO)

Exhibit 32.1

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended August 31, 2006 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2006.

/s/ Peter Toscano

_______________________

Peter Toscano

(CEO and Chairman of the Board of Directors)

Exhibit 32.2

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Vice President/Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended August 31, 2006 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2006.

/s/ Jack Wagenti

_______________________

Jack Wagenti

(Vice President/Secretary/Treasurer and CFO)