Form 10QSB/A
period 2006-08-31
U S PRECIOUS METALS INC
filed 2006-10-27
CIK 1286181

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

EXPLANATORY NOTE

This amendment is being filed to reflect a revision in the footnote to the financial statements entitled “Supplementary Cash Flows Information”

U. S. Precious Metals, Inc.

Form 10-QSB/A

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

During the 2006 period, 400,000 shares were cancelled.  This cancellation was part of a legal settlement involving two shareholders and a company which at one time owned all Company capital stock.  The cancellation was recorded by transfer from the common stock account to the additional paid in capital account of the amount originally assigned to these shares.

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