Form 10QSB
period 2006-11-30
U S PRECIOUS METALS INC
filed 2007-01-16
CIK 1286181

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended November 30, 2006

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 5, 2007 the number of the Company's shares of par value $0.001 common stock outstanding was 31,912,499.

Transitional Small Business Disclosure format (check one):  Yes [  ]   No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

U. S. Precious Metals, Inc.

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)	3

Consolidated Balance Sheet at 11/30/06 (unaudited) and at 5/31/06 (audited)	3

Consolidated Statements of Operations for the six months ended 11/30/06 and 11/30/05, and from 1/21/98 to 11/30/06

Consolidated Statements of Operations for the quarter ended 11/30/06 and 11/30/05, and from 1/21/98 to 11/30/06

4 5
Consolidated Statements of Cash Flow for the six months ended 11/30/06, and from 1/21/98 to 11/30/06	6
Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signature Page	11

Index to Exhibits	12

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2006

May 31, 2006

     (Unaudited)

    (Audited)

ASSETS

Current Assets:

    Cash

      $    440,703

                    $   921,996

    Miscellaneous receivable

 -

             2,087

    Loan receivable

            250,000

                                  -

Total current assets

            690,703

                          924,083

Fixed Assets:

    Cost

              31,071

            31,071

    Accumulated depreciation

                6,215

                              3,107

Total fixed assets

              24,856

                             27,964

Other Assets:

    Investments in mining rights

              63,598

                             63,598

        ________

Total Assets

      $    779,157

                      $1,015,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

       $      12,725

                       $     14,298

Total current liabilities

               12,725

                               14,298

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value - no shares issued

        and outstanding

      -

                                   -

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; 31,367,479 and

        31,392,479 shares issued and outstanding,

        respectively

    314

                                     314

    Additional paid in capital

          2,175,253

                           2,008,628

    Paid in capital warrants

               27,563

                                27,563

    Deficit accumulated during exploration stage

         (1,436,698)

                          (1,035,158)

Total stockholders’ equity

             766,432

                            1,001,347

Total Liabilities and Stockholders’ Equity

        $    779,157

                          $1,015,645

The accompanying notes are an integral part of these financial statements.

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

January 21, 1998

    Six Months Ended

(Date of Inception)

        November 30,

                            to

   2006

                 2005

               November 30, 2006

Revenue

              $   -

               $   -

                    $ -

Expenses (A)

                401,137

  64,563

                       1,433,854

Operating loss

(401,137)

                (64,563)

                      (1,433,854)

Other Income (Expense):

    Interest expense

                 (403)

      -

             (2,844)

Loss accumulated during

    exploration stage

$(401,540)

 $(64,563)

   $(1,436,698)

Net Loss Per Share -

    Basic and Diluted

     $(.01)

  $ -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

31,232,729

26,325,228

(A) Expenses include the following amounts:

           Six Months Ended

          Six Months Ended

          November 30, 2006

         November 30, 2005

               (Unaudited)

                (Unaudited)

Geology fees

$  15,396

$   9,000

Professional fees

    49,706

   39,069

Salaries

    80,154

     6,838

Payroll taxes

      7,112

      -

Consulting fees

                  173,895

    2,500

Licenses and permits

      5,933

    2,713

Relocation expenses

      3,479

      -

Travel and entertainment

                    19,824

       184

Insurance

                      5,829

      -

Office expenses

                      5,632

      -

Auto rental

    16,671

      -

Other expenses

                    17,506

    4,259

$401,137

$64,563

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

           January 21, 1998

            Quarters Ended

          (Date of Inception)

              November 30,

                      to

        2006

    2005

          November 30, 2006

Revenue

$     -

             $          -

$        -

Expenses

       296,246

       29,887

    1,433,864

Operating loss

                     (296,246)                  29,887)

   (1,433,864)

Other Income (Expense):

    Interest expense

              403

           -

         (2,844)

Loss accumulated during

    exploration stage

$    (296,649)        $     (29,887)

$(1,436,698)

Net Loss Per Share -

    Basic and Diluted

       $(.01)

      $ -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

    31,104,97

26,910,063

(A) Expenses include the following amounts:

       Quarter Ended

            Quarter Ended

November 30, 2006

         November 30, 2005

    (Unaudited)

               (Unaudited)

Geology fees

$    9,656

$  4,500

Professional fees

    25,551

  22,035

Salaries

    48,692

      -

Payroll taxes

      3,865

      -

Consulting fees

  173,895

      -

Licenses and permits

        -

   2,713

Relocation expenses

        -

       -

Travel and entertainment

    11,171

      120

Insurance

      3,111

      -

Office expenses

           65

      -

Auto rental

     8,917

      -

Other expenses

   11,323

      519

$296,246

$29,887

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 Six Months

    January 21, 1998

           Ended November 30,

   (Date of Inception)

              2006

    2005

 To November 30, 2006

Cash Flows From Operations:

Net loss

        $ (401,540)    $  (64,563)           $(1,436,698)

Charges not requiring the outlay of cash:

    Depreciation

                3,108

         -

     6,215

    Common stock issued for services

            166,625

     9,112

                 423,488

    Common stock issued as settlement

                    -

         -

   87,142

    Changes in assets and liabilities:

    (Decrease) increase in accounts payable

               (1,573)

    (8,040)

                   12,725

    Decrease in miscellaneous receivable

                2,087

         -

          -

        Net Cash Consumed by Operating Activities

           (231,293)

   (63,491)`

(907,128)

Cash Flows from Investing Activities:

    Investments in mining rights

    -

         -

  (48,598)

    Loan to affiliated company

                           (250,000)

         -

(255,000)

    Repayment of loan by affiliated company

                              -

       5,000

     5,000

    Acquisition of equipment

     -

         -

  (31,071)

        Net Cash Consumed by Investing Activities

           (250,000)

     (5,000)`

(329,669)

Cash Flows From Financing Activities:

    Proceeds from sales of common stock

       -

     15,000               1,675,000

    Proceeds of exercise of warrants

       -

         -

      2,500

    Proceeds of loans

                       -

     45,000

    70,000

    Loans repaid

       -

         -

   (70,000)

         Net Cash Provided by Operating Activities

       -

     60,000

1,677,500

Net Increase (Decrease) In Cash Balance

(481,293)

       1,509

    440,703

Cash Balance, Beginning of Period

 921,996

       4,734

           -

Cash Balance, End of Period

$ 440,703   $   6,243

$    440,703

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of November 30, 2006 and for the three and six month periods ended November 30, 2006 and November 30, 2005, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the three to six month periods ended November 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

During the 2006 period, 400,000 shares were cancelled and 375,000 shares were issued for services.

3.

COMMON STOCK AND WARRANTS

No shares of common stock were sold in private placements during the 2006 period, whereas 60,000 shares were sold during the 2005 period, yielding proceeds of $15,000.  The 60,000 shares were accompanied by 30,000 warrants, each permitting the purchase of a share of common stock at $.50 per share.

The following is a summary of warrants outstanding as of November 30, 2006:

Balance 5/31/2006

6,062,500

Warrants issued

         -

Warrants exercised

         -

Balance 11/30/2006

6,062,500

All warrants have been extended to December 31, 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, under the caption “ Risk Factors” . Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled “Cautionary Statements” in the Company’s aforementioned filings for a broader discussion of such risks and uncertainties. The Company does not intend to update the forward-looking statements contained in this report.

Overview, Plan of Operation, Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, although we have included them herein below, a comparison of our financial information for accounting periods is likely not to be meaningful or helpful in making an investment decision regarding our Company.

To date, we have reached a number of milestones in our plan of operation including:

•

Completion of an Environmental Impact Statement;

•

Commencement of our drilling campaign on our mineral properties;

•

Completion of road repair;

•

Installation of a crushing circuit (a machine that pulverizes small rocks into rock “flour” using a wet ball mill);

•

Completion of metallurgical testing;

•

Commencement of mine planning; and

•

Formalizing of La Sabila Mine concessions;

•

Assembling of skeleton workforce, and

•

Establishment of office/warehouse in Morelia, Mexico with two payrolled employees.

Our plan of operations for the next 12 months is to accelerate and expand our exploration program on our mineral properties including the property known as Solidaridad I. (See Part I, Item 1, “Description of Business-The Solidaridad Properties and Other Properties” in our Form 10KSB for the year ended May 31, 2006.) We anticipate that this will cost, over the next 12 months, approximately $7,500,000, as follows:

Offices (3) maintenance and operation--------------------------------------------$  106,000

Environmental Impact Statement--------------------------------------------------$    75,000

Survey and Topographer------------------------------------------------------------$  100,000

Road Construction and Repair-----------------------------------------------------$  200,000

Drilling Campaign-------------------------------------------------------------------$2,000,000

Employee salaries plus benefits----------------------------------------------------$1,000,000

350 tpd mill*--------------------------------------------------------------------------$2,500,000

La Sabila Ranch improvements----------------------------------------------------$   135,000

New Buildings------------------------------------------------------------------------$   150,000

Vehicle costs--------------------------------------------------------------------------$     53,000

Water wells and systems------------------------------------------------------------$     20,000

Computers and support--------------------------------------------------------------$     25,000

*A crushing circuit makes large boulders and rocks into small rocks and gravel by use of a cone crusher.  The crushing circuit is portable allowing us to move the equipment to various locations on the property.

[Table continued on next page]

Vehicles and expenses---------------------------------------------------------------$     53,000

Lab-------------------------------------------------------------------------------------$   150,000

Core Lab------------------------------------------------------------------------------$   145,000

Equipment----------------------------------------------------------------------------$   503,000

Air/hotel/exp.------------------------------------------------------------------------$     35,000

Mining Expenses--------------------------------------------------------------------$   250,000

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, estimates of anticipated expenditures may prove to not be meaningful or misleading.

As of November 30, 2006, we had a cash position of $ 440,703, total stockholders’ equity of $766,432 and total liabilities of $12,725. We received no funds from financing activities during the quarter ended November 30, 2006. From quarter ended August 31, 2006 to the quarter ended November 30, 2006, our cash position decreased $377,324, from $818,027 to $440,703. A significant portion of the cash used during the quarter ended November 30, 2006 ($377,324), was used for a related party short term loan ($250,000) to another corporation (International Power Group, Ltd.) of which our two large shareholders (Jack Wagenti and Peter Toscano) are also large shareholders. Messrs. Wagenti and Toscano recused themselves from our board of directors’ vote approving said loan. Subsequent to the quarter ended November 30, 2006, International Power Group, Ltd. repaid the loan in its entirety. The remainder of the cash used during the quarter ended November 30, 2006 ($127,324) was used exclusively for operating activities including: geology fees ($9,656); professional fees ($25,551); salaries ($48,692); payroll taxes ($3,865); consulting fees ($7,270);  travel and entertainment ($11,171); insurance ($3,111); office expenses ($65); automobile rental ($8,917); and other expenses ($9,026). In comparison, the cash used during the quarter ended November 30, 2005 ($29,887) was used for operating activities including: geology fees ($4,500); professional fees ($22,035); licenses and permits ($2,713); travel and entertainment ($120); and other expenses ($519). During this 2005 quarter, there were no expenditures for salaries, payroll taxes, consulting fees, insurance, office expenses and auto rental.

We believe that we have a sufficient cash position for the next 12 months if we were to proceed with a conservative exploration program. However, our present plan is to accelerate and expand our exploration program.  Accordingly to proceed with this accelerated plan, we definitely will need additional financing to fund our planned expenditures of $7,500,000 over the next 12 months as indicated above. If we do not secure sufficient financing, we will not be able to proceed with and/or complete our exploration programs, and we will have to reconsider this approach.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As of November 30, 2006, we had 6,062,500 warrants outstanding, the exercise of which would provide us with approximately $3,070,625 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. Even if all of the warrants are exercised, we will still not have sufficient capital to complete our plan.

If we require additional capital over the next 12 months, we may also seek to obtain short-term loans from our directors or principal shareholders. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors or principal shareholders to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing. If we are unable to raise sufficient additional funding through equity financing and/or loans, we will likely reconsider our accelerated exploration program and follow a more conservative exploration approach and/or attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.

If we do require additional financing and it is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our current business plan.  We currently have no material commitments for capital requirements.  Inflation has not significantly impacted the Company’s operations.

Results of operations for the Three Month and Six month Periods ending November 30, 2006 and November 30, 2005

We have never had any revenues and only losses, including during the three month and six month periods ending November 30, 2006 and November 30, 2005. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $29,887 for the three months ended November 30, 2005, and $296,246 for the three months ended November 30, 2006. We incurred operating expenses in the amount of $64,563 for the six months ended November 30, 2005, and $401,137 for the six months ended November 30, 2006

Our net loss increased from $29,887 for three months ended November 30, 2005 to $296,649 for the three months ended November 30, 2006 primarily due to an increase in administrative and exploration activities. Specifically, our payroll and payroll tax expenses increased from $0 to $52,557, and our consulting and professional fee expenses increased from $22,035 to $199,446.

Our net loss increased from $64,563 for six months ended November 30, 2005 to $401,540 for the six months ended November 30, 2006 primarily due to an increase in administrative and exploration activities. Specifically, our payroll and payroll tax expenses increased from $6,838 to $87,266 and our consulting and professional fee expenses increased from $41,569 to $223,601.

At November 30, 2006, we had current assets of $690,703 consisting of cash in the amount of $440,703 and a short term loan receivable of $250,000. We had other assets totaling $88,454 consisting of fixed assets of $24,856 and investments in mining rights of $63,598.

At November 30, 2006, we had current assets of $690,703 consisting of cash in the amount of $440,703 and a short term loan receivable of $250,000. We had other assets totaling $88,454 consisting of fixed assets of $24,856 and investments in mining rights of $63,598.

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

There has been no change in our internal controls over financial reporting during the quarter ended November 30, 2006 that has materially affected or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant did not have any unregistered sales of equity securities for cash consideration during the quarter ended November 30, 2006. However, it did issue 375,000 unregistered shares of its common stock for services to two individuals (187,500 shares each)  The shares were valued by the Registrant at $.43 per share.

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act. Furthermore, each recipient who acquired securities represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

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

Date:  January 16, 2007

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

Date: January 16, 2007.

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

Date: January 16, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 16, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Vice President/Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 16, 2007.

/s/ Jack Wagenti

_______________________

Jack Wagenti

(Vice President/Secretary/Treasurer and CFO)