Form 10QSB
period 2007-02-28
U S PRECIOUS METALS INC
filed 2007-04-23
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended February 28, 2007

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 20, 2007 the number of the Company's shares of par value $0.001 common stock outstanding was 31,912,499.

Transitional Small Business Disclosure format (check one):  Yes [  ]   No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

U. S. Precious Metals, Inc.

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

February 28,2007

May 31, 2006

     (Unaudited)

    (Audited)

ASSETS

Current Assets:

    Cash

      $    509,155

                    $   921,996

    Miscellaneous receivable

 -

             2,087

Total current assets

            509,155

                          924,083

Fixed Assets:

    Cost

              31,071

            31,071

    Accumulated depreciation

                8,219

                              3,107

Total fixed assets

              22,852

                             27,964

Other Assets:

    Investments in mining rights

              63,598

                             63,598

        ________

Total Assets

      $    595,605

                      $1,015,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

       $        6,984

                       $     14,298

Total current liabilities

                 6,984

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

    Paid in capital warrants

               27,563

                                27,563

    Deficit accumulated during exploration stage

         (1,614,509)

                          (1,035,158)

Total stockholders’ equity

             588,621

                            1,001,347

Total Liabilities and Stockholders’ Equity

        $    595,605

                          $1,015,645

The accompanying notes are an integral part of these financial statements.

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Nine Month Periods Ended February 28

(Unaudited)

January 21, 1998

(Date of Inception)

                            to

   2007

                 2006

               February 28, 2007

Revenue

              $   -

               $   -

                    $ -

Expenses (A)

                 579,934

170,056

                       1,612,651

Operating loss

(579,934)

               (170,056)

                      (1,612,651)

Other Income (Expense):

    Interest income

                         986

      -

                986

    Interest expense

                        (403)

      -

            (2,844)

Loss accumulated during

    exploration stage

$(579,351)

$(170,056)

   $(1,614,509)

Net Loss Per Share -

    Basic and Diluted

     $(.02)

  $(.01)

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

31,284,787

27,098,636

Expenses include the following amounts:

           Nine Months Ended

          Nine Months Ended

            February 28, 2007

           February 28, 2006

               (Unaudited)

                (Unaudited)

Geology fees

$  22,428

$  22 800

Professional fees

    95,000

    79,949

Salaries & payroll taxes

  158,575

      6,838

Consulting fees

                  177,234

      2,500

Licenses and permits

    13,107

      5,660

Travel and entertainment

                    34,202

       -

Insurance

                    11,268

       -

Office expenses

                    13,118

      1,040

Auto rental

    25,007

    21,867

Other expenses

                    29,995

    29,402

$579,934

$170,056

The accompanying notes are an integral part of these financial statements

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28

(Unaudited)

           January 21, 1998

          (Date of Inception)

                      to

        2007

    2006

          February 28, 2007

Revenue

$     -

             $          -

$        -

Expenses (A)

       178,767

      105,493

    1,612,651

Operating loss

                     (178,767)                (105,493)

   (1,612,651)

Other Income (Expense):

    Interest income

              986

           -

             986

    Interest expense

       -

           -

         (2,844)

Loss accumulated during

    exploration stage

$    (177,781)        $   (105,493)

$(1,614,509)

Net Loss Per Share -

    Basic and Diluted

       $ (.01)

      $ -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

    31,367,479

28,411,142

Expenses include the following amounts:

   Three Months Ended

        Three Months Ended

 February 28, 2007

          February 28, 2006

    (Unaudited)

               (Unaudited)

Geology fees

$    7,032

$  13,800

Professional fees

    45,294

    40,880

Salaries & payroll taxes

    71,309

       -

Consulting fees

      3,339

       -

Licenses and permits

      7,174

      2,947

Travel and entertainment

    14,378

         184

Insurance

      5,439

       -

Office expenses

      7,486

       -

Auto rental

      8,336

    21,867

Other expenses

      8,980

    25,815

$178,767

$105,493

The accompanying notes are an integral part of these financial statements

U. S. PRECIOUS METALS, INC.

 (An Exploration Stage Company)

CONAOLIDATED STATEMENTS OF CASH FLOWS

    January 21, 1998

   (Date of Inception)

              2007

    2006

 To February 28, 2007

Cash Flows From Operations:

Net loss

        $ (579,351)    $(170,056)              $(1,614,509)

Charges not requiring the outlay of cash:

    Depreciation

                5,112

         -

        8,219

    Common stock issued for services

            166,625

     9,112

                    423,488

    Common stock issued as settlement

                    -

         -

      87,142

    Changes in assets and liabilities:

    (Decrease) increase in accounts payable

               (7,314)

    (8,391)

                        6,984

    Decrease in miscellaneous receivable

                2,087

         -

        -

        Net Cash Consumed by Operating Activities

           (412,841)

 (169,355)`

(1,088,676)

Cash Flows from Investing Activities:

    Investments in mining rights

    -

         -

    (48,598)

    Loan to affiliated company

                           (250,000)

         -

  (255,000)

    Repayment of loan by affiliated company

            250,000             5,000

   255,000

    Acquisition of equipment

     -

         -

    (31,071)

        Net Cash Provided (Consumed) by

            Investing Activities

                     -

      5,000  `

    (79,669)

Cash Flows From Financing Activities:

    Proceeds from sales of common stock

     -

   992,500                 1,675,000

    Proceeds of exercise of warrants

     -

         -

        2,500

    Proceeds of loans

                     -

     65,000

      70,000

    Loans repaid

     -

         -

     (70,000)

         Net Cash Provided by Operating Activities

     -

 1,057,500

  1,677,500

Net Increase (Decrease) In Cash Balance

             (412,841)

    893,165

     509,155

Cash Balance, Beginning of Period

               921,996

        4,734

           -

Cash Balance, End of Period

            $ 509,155

  $897,899

$   509,155

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of February 28, 2007 and for the three and nine month periods ended February 28, 2007 and February 28, 2006, have been prepared in accordance with accounting principals generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

3.

COMMON STOCK

Shares of common stock were issued in private placement offerings during the 2006 period.  A total of 3,970,000 shares were issued, yielding proceeds of $992,500.  These shares were accompanied by 1,985,000 warrants, each permitting the purchase of one-half share of common stock at $.50 per share.  These warrants expire 18 months after the date of issuance.  In addition, 91,126 shares of common stock were issued for services, valued at $9,112.

During the 2007 period, 375,000 shares were issued for services, valued at $166,625.  In addition, 400,000 shares were cancelled as part of a lawsuit settlement.

4.

WARRANTS

As of February 28, 2007, there were 2,122,500 warrants outstanding which were exercisable at $.50 per share.  They expire at varying dates through November 25, 2007.  The following table summarizes warrant activity during the nine month period ended February 28, 2007.

Warrants outstanding May 31, 2006

6,062,500

Warrants issued

        -

Warrants exercised

               (3,940,000)

Warrants outstanding February 28, 2007

2,122,500

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, under the caption “ Risk Factors” . Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled “Cautionary Statements" in the Company's aforementioned filings for a broader discussion of such risks and uncertainties. The Company does not intend to update the forward-looking statements contained in this report.

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

To date, we have reached a number of milestones in our plan of operation including:

•

Retaining a consulting company to prepare an Environmental Impact Statement;

•

Commencing negotiations with a drilling contractor for our drilling campaign on our La Sabilla property;

•

Identification of our drilling targets;

•

Completion of road repair;

•

Negotiation to retain a facilitator to bring in a crushing circuit to make small rocks from large rocks

•

Retaining a chemist/metallurgist to oversee assaying of ore samples;

•

Negotiation to hire a Senior Mining Engineer to formalize and implement our mine planning;

•

Formalizing of mining concessions including La Sabila and El Diamante;

•

Assembling of skeleton workforce ; and

•

Leasing of office/warehouse in Morelia, Mexico with four fulltime employees.

The milestones listed in our 10QSB for the quarter ending November 30, 2006, contained some inadvertent errors. The aforementioned milestones herein are believed to be accurate as of February 28, 2007.

Our plan of operations for the next 12 months remains the same as indicated in our last quarterly report for the quarter ended November 30, 2006. It is to accelerate and expand our exploration program on our mineral properties. We anticipate that this will cost, over the next 12 months, approximately $7,500,000 as follows:

Offices (3) maintenance and operation------------------------------------------$   106,000

Environmental Impact Statement------------------------------------------------$     75,000

Survey and Topographer----------------------------------------------------------$   100,000

Road Construction and Repair---------------------------------------------------$   200,000

Drilling Campaign------------------------------------------------------------------$2,000,000

Employee salaries plus benefits--------------------------------------------------$1,000,000

350 tpd mill *-----------------------------------------------------------------------$2,500,000

La Sabila Ranch improvements---------------------------------------------------$   135,000

New Buildings----------------------------------------------------------------------$   150,000

Vehicle costs------------------------------------------------------------------------$     53,000

Water wells and systems----------------------------------------------------------$     20,000

Computers and support-----------------------------------------------------------$     25,000

Vehicles and expenses-------------------------------------------------------------$     53,000

Lab-----------------------------------------------------------------------------------$   150,000

Core Lab-----------------------------------------------------------------------------$   145,000

Equipment---------------------------------------------------------------------------$   503,000

Air/hotel/exp.------------------------------------------------------------------------$     35,000

Mining Expenses--------------------------------------------------------------------$   250,000

* Using a ball mill to make rock “flour” from small rocks.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, estimates of anticipated expenditures may prove to not be meaningful or misleading.

As of February 28, 2007, we had a cash position of $ 509,155, total stockholders’ equity of $588,621 and total liabilities of $6,984. We received no funds from financing activities during the quarter ended February 28, 2007. From quarter ended November 30, 2006 to the quarter ended February 28, 2007, our cash position increased $68,452, from $440,703 to $509,155. We were repaid a related party, short term loan in its entirety ($250,000) during the quarter ended February 28, 2007. The cash used during the quarter ended February 28, 2007 ($181,548) was used exclusively for operating activities including: geology fees ($7,032); professional fees ($45,294); salaries and payroll taxes ($71,309); consulting fees ($3,339); licenses and permits ($7,174) travel and entertainment ($14,378); insurance ($5,439); office expenses ($7,486); automobile rental ($8,336); and other expenses ($8,980). In comparison, the cash used during the quarter ended February 28, 2006 ($105,844) was used for operating activities including: geology fees ($13,800); professional fees ($40,880); licenses and permits ($2,947); travel and entertainment ($184); auto rental ($21,867) and other expenses ($25,815)). During this 2006 quarter, there were no expenditures for salaries, payroll taxes, consulting fees, insurance and office expenses.

We believe that we have a sufficient cash position for the next 12 months if we were to proceed with a conservative exploration program. However, our present plan is to accelerate and expand our exploration program. Accordingly, to proceed with this accelerated plan, we definitely will need additional financing to fund our planned expenditures of $7,500,000 over the next 12 months as indicated above. If we do not secure sufficient financing, we will not be able to proceed with and/or complete our accelerated exploration programs, and we will have to reconsider this approach.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. As of February 28, 2007, we had 2,122,500 warrants outstanding, the exercise of which would provide us with approximately $1,061,250 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. As of the date of this report, the market price of our common stock was below the exercise price of the warrants outstanding. Even if all of the warrants are exercised, we will still not have sufficient capital to complete our plan.

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

Results of operations for the Three Month and Nine month Periods ending February 28, 2007 and February 28, 2006

We have never had any revenues and only losses, including during the three month and nine month periods ending February 28, 2007 and February 28, 2006. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $178,767 for the three months ended February 28, 2007, and $105,493 for the three months ended February 28, 2006. We incurred operating expenses in the amount of $579,934 for the nine months ended February 28, 2007, and $170,056 for the nine months ended February 28, 2006.

Our net loss increased from $105,493 for three months ended February 28. 2006 to $177,781 for the three months ended February 28, 2007 primarily due to an increase in administrative and exploration activities. Specifically, our payroll and payroll tax expenses increased from $0 to $71,309, and our consulting and professional fee expenses increased from $40,880 to $48,633.

Our net loss increased from $170,056 for nine months ended February 28, 2006 to $579,351 for the nine months ended February 28, 2007 primarily due to an increase in administrative and exploration activities. Specifically, our payroll and payroll tax expenses increased from $6,838 to $158,575 and our consulting and professional fee expenses increased from $82,449 to $272,234.

At February 28, 2007, we had current assets of $509,155 in cash. We had other assets totaling $86,450 consisting of fixed assets of $22,852 and investments in mining rights of $63,598.

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

There has been no change in our internal controls over financial reporting during the quarter ended February 28, 2007 that has materially affected or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant did not have any unregistered sales of equity securities for cash consideration during the quarter ended February 28, 2007.

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

April 23, 2007

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

Date: April 23, 2007.

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

Date :April 23, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 23, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Vice President/Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 23, 2007.

/s/ Jack Wagenti

_______________________

Jack Wagenti

(Vice President/Secretary/Treasurer and CFO)