Form 10KSB
period 2007-05-31
U S PRECIOUS METALS INC
filed 2007-09-13
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended May 31, 2007

[  ]

Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934 For the transition period from ____________ to ______________

U. S. PRECIOUS METALS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5821 Tanagerside Road, Lithia, FL		33547
(Address of principal executive offices)		(Zip Code)

(813) 425-2144

(Issuer’s telephone number, including are code)

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

Common Stock, $0.00001 par value

(Title of Class)

Check whether the issuer (1) filed all reports  to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES  [   ]     NO   [X ]

Check if there is no disclosure of delinquent filers in response to Item 405of Regulation S-B is not contained in this form, and disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) [   ] YES   [X] NO

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, on a specified date within the past 60 days: $7,503,437.10 on August 28, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,112,499 shares of common stock on August 28, 2007.

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

FORWARD-LOOKING STATEMENTS.

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

PLEASE READ THIS FORM 10K-SB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE PRIOR PERIODIC REPORTS INCLUDING PREVIOUSLY FILED REPORTS, AS AMENDED, ON FORM 10SB, AND OUR REGISTRATION STATEMENT ON FORM SB-2, AS AMENDED. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

U.S. PRECIOUS METALS, INC.

FORM 10-KSB

MAY 31, 2007

TABLE OF CONTENTS

PART I

           4

ITEM 1.

DESCRIPTION OF BUSINESS

         10

ITEM 2.

DESCRIPTION OF PROPERTY

          11

ITEM 3.

LEGAL PROCEEDINGS

          12

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          12

PART  II

          12

ITEM 5.

MARKET FOR COMMON EQUITY RELATED STOCKHOLDER

          12

MATTERS

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

          15

OPERATION

ITEM 7.

FINANCIAL STATEMENTS

          19

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON        33

ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.

CONTROLS AND PROCEDURES

          33

ITEM 8B.

OTHER INFORMATION

          33

PART III

          34

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL   34

PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

ACT EXECUTIVE COMPENSATION

ITEM 10.

EXECUTIVE COMPENSATION

          37

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     40

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND     41

DIRECTOR INDEPENDENCE

ITEM 13.

EXHIBITS

          42

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

          43

SIGNATURE

          44

INDEX TO ATTACHED EXHIBITS

          45

ATTACHED EXHIBITS

          46

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

When American International effected the stock dividend of our shares to its shareholders, it believed that having our shares in the hands of individual shareholders would provide more value to its shareholders than if corporately owned. If at some future date our shares are publicly traded, our shareholders may then determine for themselves on an individual basis whether they wish to sell their shares and obtain personal liquidity, or wish to retain the shares for possible future potential. Of course, there was no assurance that the shares would ever be publicly traded or, if so, whether the market would provide any particular return to the shareholder.

From our point of view, we believed that being a publicly traded company would provide a level of credibility to our business that can enhance our ability to secure debt and/or equity financing, to make acquisitions, and to help us attract and keep employees, officers, directors and individual consultants through stock options and stock incentives.

Following the record date of the stock dividend, we elected a new board of directors and new officers. The new management team pursued the acquisition of the mining property known as the Solidaridad mining claims. In March 2003, in anticipation of acquiring the mining claims, we formed U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation, as our wholly owned subsidiary. Any reference herein to such terms as “we”,” our”, “us” or the “Company” unless otherwise indicated refers to the parent company and its Mexican subsidiary. Furthermore, virtually all of our activities herein that take place in Mexico are done through our Mexican subsidiary.  Through this wholly owned subsidiary, we have acquired exploration concessions to certain mineral properties known as "Solidaridad I", "Solidaridad II," "Solidaridad IIA," "Solidaridad IIB," "Solidaridad III," "Solidaridad 4",  "Solidaridad V" and “La Ceiba”

(collectively, the "Solidaridad Properties"),  and the “La Sabila” property, all of which are located in State of Michoacan, Mexico. Subsequently, we  acquired additional exploration concessions, also in Michoacan, for properties known as La Paz and El Diamante, and additional properties adjacent to El Diamante near the southern Pacific coast  , We engaged two independent mining geologists to conduct preliminary surface mapping and sampling on the Solidaridad I property and each prepared a report of their findings.  In addition, evaluations were conducted by M.I.M. Holdings on the La Sabila property. (See "Solidaridad and Other Properties” and “Proposed Exploration for La Sabila in 2008”, below).  To date, we have acquired mineral exploration rights to approximately 20,000 hectares in the Michoacan area.

We are a mineral exploration company in our development stage. For the year ended May 31, 2007, we had no revenues and losses of $898,843; and since inception on January 21, 1998 we have had cumulative losses of $1,934,001. Furthermore, as of May 31, 2007, we had $277,917 in cash. Currently, we believe that we do not have sufficient capital to execute our business plan and sustain it over the next 12 months, and it is likely that we may require additional funds during that period. We intend to seek additional equity financings which may not be available to us at reasonable terms or at all. The Company's office is located at 5821 Tanagerside Road, Lithia, Florida 33547. The Company's telephone number is (813) 425-2144.

Business Description

We are an exploration company engaged in the acquisition, exploration and development of mineral properties. We have acquired the mineral concession to the Solidaridad property in southern Michoacan, Mexico. This gives us the right to explore and exploit the concession with the proper federal permits. In addition, we have entered into exploration agreements with the owners of other southern Michoacan properties,  known as La Paz and El Diamante, and certain of their other adjacent properties. Through these agreements, the owners have granted us the right to conduct mineral exploration on their behalf.

We  received mining reports on the Solidaridad property (also referred to as La Sabila) from two geologists prior to 2004.  Both performed limited geological work on the property. At the time of their respective reports, both geologists were independent, however, subsequent to one report by Dr. Gerald Harper in February 2004, Dr.  Harper was appointed to our Board of Directors. He resigned from that position in February 2006. Currently, we use the services of two geologists on an as needed consulting basis:  David W. Burney (Geologist) and Michael Floersch (Metallurgist, Chemist and Geologist).   During the next 12 months, subject to available funds, we intend to carry out additional exploration work on the Solidaridad property in order to ascertain whether the property possesses commercially exploitable quantities of gold, silver and copper. We cannot predict if commercially exploitable mineral reserves exist on the Solidaridad Properties until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Overview of the Mineral Exploration Process

Mineral exploration is the first stage in the mining process.  Typically, it involves the following:

¨The search for and location of a mineral deposit with mine development potential.

¨The definition of the quantity, grade and continuity of the mineral deposit necessary for its classification as a mineral resource; and

¨Demonstration (through feasibility study) of the commercial viability of the mineral resource necessary for its classification as a mineral reserve.

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

The Solidaridad and Other Properties

Since March 2003, we acquired exploration concessions to the Solidaridad Properties.  The rights to the Solidaridad I property were acquired from the previous owners, Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with us. In exchange for the concession, we issued to the prior owners a total of 1,500,000 shares of our common stock, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property. We acquired the exploration concession to the remaining Solidaridad Concession directly from the Mexican government through a concession grant or raffle procedure, pursuant to which we were awarded the exploration concession. We have received formal concession title to all of its properties. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,162 hectares, Solidaridad IIA – 1.4 hectares, Solidaridad IIB – 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad 4 - 150 hectares and Le Ceiba (Solidaridad V) - 921 hectares. A hectare is equivalent to 2.47 acres. The entire property is now referred to as Solidaridad or La Sabila.  See the paragraph below beginning with: “In February 2006…"

In April 2004, we acquired an exclusive option to conduct geological studies on six mining claims located near Caborca in the state of Sonora, Mexico. The period of exclusivity is five years during which time the parties must agree upon terms of acquiring the mining claims. If the parties fail to agree on such terms during the option period, our rights to the property will expire. We have no mining data with respect to the property, however we intend to conduct  mineral exploration on the property subject to available working capital.

In February 2006, our Mexican subsidiary claimed a mine concession lot entitled “La Sabila” with a surface size of approximately 11,405 hectares surrounding the Solidaridad properties in order to protect the future exploration and exploitation of the Solidaridad properties.  To date, we have commenced exploration activities. 10 km of existing roads on the concession have been repaired by a heavy equipment contractor from Morelia. Our intent is to access areas that are considered drilling targets and begin sampling vein structures for continued metallurgical testing. A survey contractor from Morelia has completed the first phase of surveying. This portion of the survey provides an accurate base map of an area along the main access road and extends easterly to the edge of the mountains. The second phase of survey is planned to include the "main zone" of mineralization which lies within the mountains directly east of the main road and extends north-south. A drilling campaign is currently being planned. The drilling consists of shallow drill holes, less than 100 meters, to better define the mineralized zones and provide mine planning data. A second strategy, drill holes less than 700 meters, is intended to explore for deeper targets. All drilling will consist of core.

In March 2007, through or Mexican subsidiary, we acquired from Messrs. Brigido Mena and Victor Manuel Saucedo Madrigal (unrelated parties) the mining concession rights to conduct analysis and geological exploration on El Diamante, a potential gold and silver mining property in southern Michoacan, Mexico, in the Municipality of Arteaga, known as Title Number 219074 (“EL Diamante”). As consideration for this acquisition, if, after exploration and analysis, that we determine to proceed with mining activities, the grantors will receive 3% of the melting proceeds, or, at the grantors’ option, a flat fee to be negotiated.

In addition, through our Mexican subsidiary, we have agreed to acquire the following mine concessions, subject to exploration reports indicating significant mineralization:

NAME	SURFACE	LOCATION

Tajitos Cluster La Abuncancia:	25 hectares	Caborca, State of Sonora, Mexico

La Abuncancia II	101 hectares	(approximately 400 meters from Federal Road)

La Abuncancia III	43 Hectares

La Abuncancia IV	25 hectares

Cuatro Hermanos	20 hectares

El Oro Dos	1 hectare

Potential Mineralization	215 hectares - Gold

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

With the March 2007, signing of exploration agreements for additional southern Michoacan properties that are adjacent to the El Diamante and La Paz concessions located near the southern Pacific coast, our total area of exploration now includes over 20,000 hectares in an area of Michoacan that historically provided precious metal mineral resources.

Plan of Exploration for La Sabila in 2008

The “Plan of Exploration” for 2008 is composed of: (1) an exploration program, (2) metallurgical testing, and (3) property development.  Each is outlined below with estimated costs included.  The “Plan of Exploration” and the expenditures are dependant upon obtaining sufficient funding, of which we have no assurance. All three areas of the 2008 Plan of Exploration are expected to progress simultaneously.  Each is expected to be under the supervision of qualified professionals.

Proposed Exploration Program

Definition and confirmation drilling is planned in the areas where mineralization is believed to be present (“Discovery Zones”). Confirmation sampling of surface exposures has been completed with the results consistent with MIM reports. A total of 21 reverse drill holes were completed during the previous exploration campaign.  Our approach will be to “core” drill and confirm their results, expand the resource and block out a mineable area.  The core will be available for inspection at our warehouse and office facility in Morelia. A total of twenty drill holes, 500 ft. in depth are planned.

Five drill holes have been designated for deep drilling to test the potential for a porphyry target at depth.  Two locations have been targeted for deep drilling to date.  The locations of the remaining three holes are dependent upon the results of the first two drill holes, the results of the definition drilling, reconnaissance mapping and information obtained from other exploration techniques.

Exploration drilling to expand the near surface mineralized material within the initial discovery zones is planned for all three zones we have labeled the Main zone, North zone and Cuendeo to the south.  The geophysical induced polarization (IP) anomaly is 3 kilometers in length from north to south leaving large gaps between the three mineralized zones open for exploration drilling.

Expanding the geochemical soil survey of the concession has been planned to include the entire three kilometer long anomaly and the remaining concession limits.

Continued field reconnaissance and sampling will be ongoing and completed during road construction inspection, soil surveys and drilling.

Metallurgical Testing

Metallurgical testing of the ore will be performed by a qualified laboratory.  The testing of the ores is a multifaceted process.  Oxide and sulfide ores are both present within the mineralized zones.  The processes to concentrate and extract the metals from oxide and sulfide ores are different.  In addition, copper and precious metals also require different processing.  In other words, each metal will require a process for handling the oxide ore and the sulfide ore.

Installation of a pilot plant is proposed. To test the mined ores and produce samples on a trial basis to determine the economic feasibility of further mining.  The design has yet to be determined and will be dependent upon the results of the metallurgical testing. The pilot plant is not expected to be built until 2009.

Property Development

Development of the property includes the construction of new roads and drill pads for exploration drilling and access to remote areas of the concession.  New roads will open areas for sampling and mapping. In addition channel cuts and trenching will be completed as directed by the geologic staff while the heavy equipment is building the new roads.

Estimated expenditures:

Definition Drilling …………………………………………...$450,000

Exploration Drilling …………………………………….……$450,000

Assaying …………………………………………….………..$100,000

Surveying .......……………………………………………...….$50,000

Geochemical Soil Survey ……………………………….……$100,000

Metallurgical Testing ………………………………………….$50,000

Heavy equipment contracting and road construction …….…..$100,000

Support equipment ………………………………………….....$50,000

Field work ……………………………………………………$100,000

Support staff ……………………………………………….…$100,000

Administration ……………………………………………….$100,000

Travel & hotel ………………………………………………..$200,000

Miscellaneous expenses ………………………………..……...$50,000

Total ………………………………………………………..$1,900,000

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

Our Employees

As of September 6, 2007, we had six employees. One full time person working in an administrative/clerical capacity and five part-time employees. The five part time employees include one person working part time in a clerical capacity and our four officers. Our Mexican facilities are staffed by a varying number of independent contractors  on an as needed basis.

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

Risk Factors

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2006 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2006 and August 26, 2006, respectively, under the caption “Risk Factors” for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled “Cautionary Statements “in the Company's aforementioned filings for a broader discussion of such risks and uncertainties.

ITEM 2. DESCRIPTION OF PROPERTY

Our mining properties and projects are described above under “The Solidaridad and Other Properties”. Our business office is located at 5821 Tanagerside Road, Lithia, Florida, 33547, and is provided by an employee the on a rent-free basis under an oral arrangement between the parties. The Company telephone number is (813) 425-2144.

We also rent office (a house) and warehouse (storage) facilities in Morelia, Michoacán, Mexico. The rental arrangement  for the house is governed by a three year lease that terminates on March 31, 2010 and calls for monthly rental payments of approximately $1,470 (US). The rental arrangement for the warehouse is governed by  two year lease that commenced on April 1, 2007; it can be extended by the mutual agreement of the parties for upto an additional eight years. The Company believes that these rental arrangements will be sufficient to support its needs for the next 12 months. In addition, we own one 2005 Ford F-150 pick-up truck.

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

 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders

PART II

 ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “USPR”. Prior to January 14, 2006, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for each of quarters of our fiscal years ending May 31, 2006 and 2007, and for the our fiscal quarter ending August 31, 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not

	Price Range
	High ($)	Low ($)
Quarter ended 8/31/05 (1)	N/A	N/A
Quarter ended 11/30/05 (1)	N/A	N/A
Quarter ended 2/28/06 (2)	$2.05	$0.45
Quarter ended 5/31/06	$0.80	$0.50
Quarter ended 8/31/06	$0.65	$0.20
Quarter ended 11/30/06	$0.48	$0.26
Quarter ended 2/28/07	$0.50	$0.21
Quarter ended 5/31/07	$0.449	$0.25

Quarter ended 8/31/07	$0.60	$0.13

(1)

Our shares of common stock were not publicly traded before January 14, 2006.

(2)

Our shares of common stock commenced trading on the OTC Bulletin Board during this quarter on January 14, 2006.

On September 4,, 2007, there were 9 broker-dealers making a market in our common stock. On August 28, 2007, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.30 and $0.35 per share, respectively.

Holders

As of August 28, 2007 there were 350 holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

♦

We would not be able to pay our debts as they become due in the usual course of business or out total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

♦

We have not paid any cash dividend to date and we have not intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the Delaware Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors..

Sales of Unregistered Equity Securities

Our sales of unregistered equity securities during the first three quarters of our fiscal year ending May 31, 2007, that is each of the quarters ended August 31, 2006, November 30, 2006 and February 28, 2007, were previously reported on each of our Form 10QSB (as amended) filed on October 27, 2006, January 16, 2007 and April 23, 2007, respectively.

During the fourth quarter, that is three month period ended May 31, 2007, the Company did not raise funds from the sale of its securities. However, during  said quarter it issued 200,000 shares of common stock for services valued at $71,377.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act").

Warrants Outstanding

As of year end May 31, 2007, we had 2,122,500 common stock purchase warrants outstanding, the exercise of which would result in the issuance of an additional 2,122,500 shares of common stock. The exercise price of all of the warrants is $0.50 per share. If all warrants are exercised, of which we have no assurance, we would have gross proceeds of $1,061,250. We cannot predict if and when these warrants, or any portion of them, will be exercised. The exercise of the warrants depends upon many factors, many of which we have no control, including the then current public trading price of our common stock. If they are exercised, it is likely that they will be exercised only if the public trading price of our common stock is significantly greater than the exercise price. To the extent that warrants are exercised, the position of shareholders who do not exercise warrants will be diluted in terms of their percentage of ownership and per share cost basis.

Rule 144 Shares

As of August 28, 2007, we had 32,112,499 shares of common stock outstanding, 10,140,924 of which are freely tradable.  Of the remaining shares, 21,396,575 are immediately eligible for resale to the public under Rule 144 of the Securities Act. The final 575,000 shares were issued for services during the fiscal year ended May 31, 2007 (375,000 shares during the quarter ended November 30, 2006, and 200,000 shares during the quarter ended May 31, 2007), and will become eligible for public resale after a one year holding period.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding; which, in our case, will equal approximately 321,112 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

As of August 28,  2007, persons who are our affiliates (officers, directors and/or shareholders owning 10% or more of our outstanding common stock) hold 9,025,000  of the shares that will be eligible for Rule 144 sales. Although approximately 8,900,000 of those shares have been held by these affiliates for more than two years, as affiliates they are subject to the volume limitations discussed above and would not become eligible to use Rule 144(k) until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

The public sale of shares under Rule 144 may have a negative effect on the trading price of our common stock.

Registration Rights

Except for the shares covered by the Form SB-2 registration statement we have filed with the Securities and Exchange Commission in August 2005, we have not granted registration rights to any of our shareholders or to any other person.

Equity Compensation Plan Information

During the fiscal year ended May 31, 2006,  our Board adopted the 2007 Stock Option Plan of U.S. Precious Metals, Inc. Implementation of this plan requires and is conditioned upon shareholder approval on or before December 31, 2007. To date, the Board has not submitted this plan to our shareholders for approval nor does it intend to do so at this time. Accordingly, to date, no equity compensation plan or stock incentive plan has been implemented by the Company.

 ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND PLAN OF OPERATION

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to initiate a drilling campaign and complete the drilling program described above under Plan of Exploration.  (See Part I, Item 1, “Description of Business-Proposed Exploration”, above.) We anticipate that this will cost, over the next 12 months, approximately $1,900,000.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock.  As of May 31, 2007, we had 2,122,500 warrants outstanding, the exercise of which would provide us with $1,061,250 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

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

Results of Operations for Years Ending May 31, 2006 and May 31, 2007.

Financial Information from Comparative Years

We did not earn any revenues during the years ending May 31, 2006 and 2007. We do not anticipate earning revenues until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $277,573  for the fiscal year ended May 31, 2006, and $899,427for the year ended May 31, 2007.

Our net loss increased from $280,014  during the year ended May 31, 2006 to $898,843 during the year ended May 31, 2007 primarily due to:  an increase in payroll and employee benefits from $8,616 to $295,133, an increase in consulting fees from $2,500 to $177,235, an increase in rent and office related expenses from $389 to $32,855, an increase in legal fees from $102,661 to $188,074, and an increase in expenses related to travel, meals and entertainment from $10,023 to $71,076. In general, these increased expenses are related to the commencement of our exploration related activities and the opening and staffing of an exploration office and drill core lab in northeastern region of the city Morelia, in Michoacan, Mexico. This net loss increase occurred even though we experienced a decrease in investor relations expenses from $87,142 to $4,421,

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Financial Condition and Liquidity

At May 31, 2007, we had total assets of $363,265 consisting of cash in the amount of $277,917, and various other assets of $85,348.

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

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carry forwards

Use of Estimates

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

Impact of Recent Accounting Pronouncements

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7. FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

  20

Consolidated Balance Sheet

  21

Consolidated Statements of Operations and

  22

   Deficit Accumulated During Exploration Stage

Consolidated Statements of Changes in Stockholder’s Equity

  23

   Accumulated During Exploration Stage

Consolidated Statements of Cash Flows

  24

Notes to Consolidated Financial Statements

           25-32

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@erols.com

PRIVATE COMPANIES PRACTICE SECTION

Report of Independent Registered Public Accounting Firm

Board of Directors

U. S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and its subsidiary (an exploration stage company) as of May 31, 2007, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders’ equity, and cash flows for the years ended May 31, 2007 and 2006, and the period from January 21, 1998 (date of inception) to May 31, 2007.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Precious Metals, Inc. and its subsidiary, as of May 31, 2007, and the results of their operations and their cash flows for the years ended May 31, 2007 and 2006, and the period from January 21, 1998 (date of inception) to May 31, 2007 in conformity with U.S.  generally accepted accounting principles.

/s/Robert G. Jeffrey

August 30, 2007

Wayne, New Jersey

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

May 31, 2007

     ASSETS

Current Assets:

Cash

$   277,917

_________

Total current assets

     277,917

Fixed Assets:

Vehicle

       31,071

Less accumulated depreciation

         9,321

_________

Total fixed assets

       21,750

Other Assets:

Investments in mining rights

       63,598

_________

Total Assets

$   363,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable

$       9,440

Accrued expenses

       18,694

_________

Total current liabilities

       28,134

Stockholders’ Equity:

Preferred stock:  authorized 10,000,000

     shares of $.00001 par value no shares issued

     and outstanding

           -

Common stock:  authorized 100,000,000

     shares of $.00001 par value; 31,924,979

     issued and outstanding

            319

Additional paid in capital

  2,241,250

Paid in capital-warrants

       27,563

Deficit accumulated during exploration stage

(1,934,001)

Total stockholders’ equity

     335,131

Total Liabilities and Stockholders’ Equity

$   363,265

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

             January 21, 1998

          Year Ended May 31,           (Date of Inception)

        2007

           2006       To May 31, 2007

Revenue

$          -

   $

   -

    $

-

Expenses

       899,427

            277,573

       1,932,144

    ________

          ________

       ________

Operating loss

      (899,427)

          (277,573)

      (1,932,144)

Other Income (Expense)

Interest expense

             (402)

              (2,441)

             (2,843)

Interest income

               986

                 986

Loss accumulated during

    ________

          _______

       ________

exploration stage

$    (898,843)

    $    (280,014)

    $(1,934,001)

Net Loss Per Share -

Basic and Diluted

            $(.03)

                $(.01)

Weighted Average Number of Shares

Outstanding – Basic and Diluted

  31,665,938

       28,367,057

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE

FOR THE YEARS ENDED May 31, 2007, and 2006

Deficit

        Additional

   Paid in              Accumulated

    Common Stock

           Paid in

   Capital-                 During

Shares

     Amount         Capital

  Warrants       Exploration Stage          Total

Balance, May 31, 2005

26,816,018   $  268        $   814,982         $    -                 $   (755,144)          $     60,106

Sales of common stock

  4,332,500         43

         1,094,894

   27,563

           1,122,500

Shares issued for services

     233,961           3

              96,252

                96,255

Warrants exercised

       10,000

                2,500

                  2,500

Loss for period

               (280,014)

             (280,014)

_________     _____        ________          ______               ________              ________

Balance, May 31, 2006

31,392,479       314

         2,008,628

   27,563              (1,035,158)             1,001,347

Shares issued for services

     575,000           6

            232,621

               232,627

Shares cancelled as part of

   legal settlement

    (400,000)        (4)                       4

                   -

Share adjustment

     357,500           3

                      (3)

   -

Loss for period

                (898,843)

              (898,843)

_________     _____        ________          ______               ________              ________

Balance, May 31, 2007

31,924,979   $  319

        $2,241,250

  $27,563             $(1,934,001)           $   335,131

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

      Year

                     Year

             January 21, 1998

     Ended

      Ended          (Date of Inception)

May 31, 2007

May 31, 2006     To May 31, 2007

Cash Flows From Operations:

Net loss

$   (898,843)

$   (280,014)

$(1,934,001)

Charges not requiring the outlay of cash:

     Depreciation

          6,214

          3,107

          9,321

     Common stock issued for services

      232,627

        96,255

      576,632

Changes in assets and liabilities:

     (Decrease) increase in accounts payable

         (4,858)

          1,072

          9,440

     Increase in accrued expenses

        18,694

            -

        18,694

     Decrease (increase) in miscellaneous receivable

          2,087

         (2,087)

             -

    _______

   ________

   ________

        Net Cash Consumed by Operating Activities        (644,079)

     (181,667)

  (1,319,914)

Cash Flows From Investing Activities:

     Investments in mining rights

            -

            -

       (48,598)

     Loans to affiliated company

     (250,000)

       (70,000)

     (325,000)

     Repayment of loans by affiliate company

      250,000

         75,000

      325,000

     Acquisition of equipment

            -

       (31,071)

       (31,071)

  _________

   ________

    ________

        Net Cash Consumed by Investing Activities

            -

       (26,071)

       (79,669)

Cash Flows From Financing Activities:

     Proceeds from sales of common stock

            -

   1,122,500

   1,675,000

     Proceeds from exercises of warrants

            -

          2,500

          2,500

    ________

   ________

   ________

        Net Cash Provided by Operating Activities

            -

   1,125,000

   1,677,500

     ________

    ________

   ________

Net Increase (Decrease) In Cash Balance

     (644,079)

      917,262

      277,917

Cash Balance, Beginning of Period

      921,996

          4,734

         -

   ________

   ________

   ________

Cash Balance, End of Period

$    277,917

$    921,996

$    277,917

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From inception to May 31, 2007, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights as noted above.  No revenue had been realized through May 31, 2007.  The Company has incurred losses from inception to May 31, 2007 of $1,934,001.

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

On March 6, 2007 the Company acquired mining concession rights for analysis and geological exploration on El Diamente, a site in southern Michcacan, Mexico.  The initial term expires on December 14, 2007.  If the Company determines to continue with exploration, it will pay 3% of the melting proceeds or a negotiated flat fee.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

e.  Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and accounts payable approximate their fair values at May 31, 2007.

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

May 31, 2007

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

j.  Advertising Costs

The Company will expense advertising costs when the adverrtisement occurs. There has been no spending thus far on advertising.

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

l.Segment Reporting

Management will treat the operations of the Company as one segment.

m. Impact of Recent Accounting Pronouncementse

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

3.

COMMON STOCK

The Company is authorized to issue preferred and common stock.  As of May 31, 2007, only common stock had been issued.  All of the shares of common stock issued for cash were sold as units.  Each unit generally consists of one share of common stock and one half of a warrant.  Each full warrant can be exercised to purchase one share of common stock at a price of $.50 per share.  At May 31, 2007, there were 2,122,500 warrants outstanding.  All warrants were initially scheduled to expire eighteen months from date of their issuance, but the expiration dates for certain warrants were extended to December 31, 2006.  With no warrants exercised during the year ended May 31, 2007, a substantial number of the warrants expired.

Changes in the outstanding warrants during the years ended May 31, 2005 and 2006 are detailed on the following schedule.

Balance, May 31, 2005

3,910,000

Warrants issued in connection with 2006 stock sales

2,162,500

Warrants exercised during the year

    (10,000)

________

Balance, May 31, 2006

6,062,500

Warrants expired during year ended May 31, 2007

(3,940,000)

Warrants exercised

         -

Balance, May 31, 2007

 2,122,500

During the year ended May 31, 2006, 233,961 shares were issued in consideration for services and 400,000 shares were cancelled during the year ended May 31, 2007 as part of a lawsuit settlement.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

4.

OPTION PLAN

During the year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (“The 2007 Stock Option Plan”), conditioned upon its approval by the Corporation’s shareholders by December 31, 2007.

The Plan would permit the granting of 5,000,000 options at exercise prices not less than 100% of the Fair Market Value on the date of the grant.

As of May 31, 2007, the Board had approved the granting of 3,000,000 options under the Plan.  Such options would only be issued when the Plan has received stockholder approval.

5.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2006, the Company loaned $70,000 to a company controlled by officers of the Company.  The loan was repaid during the same year.

During the year ended May 31, 2007, a $250,000 loan was made to the same company, this loan was also repaid, with interest, during the year.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

6.

INCOME TAXES

The Company has experienced losses totaling $1,934,001 during its period of existence. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of the portion of the NOL generated by the Company has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, this NOL carryforward will expire as follows:

Year Ended

    May 31,

2023

$215,924

2024

  313,127

2025

  226,093

2026

  280,014

2027

  898,843

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as presented below:

    Total

Deferred Tax Assets

$433,577

Valuation Allowance

  433,577

Balance Recognized

$      -

7

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.  At May 31, 2007, there were outstanding 2,122,500 warrants to purchase common stock.  The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an anti-dilutive effect.

8.

RENTALS UNDER OPERATING LEASES

Previous to July, 2006, the Company has conducted its operations from office space in New Jersey, owned by a Company officer. That facility was occupied without charge.  The office has been relocated to facilities in Florida, again occupied without charge.  If rent was paid for either the previous New Jersey office or the current office space in Florida, the amount would be insignificant.

The Company also has a three year lease for office space and storage space in Morelia, Michoacan, Mexico.  Rental commitments under that lease are as follows:

Year ended May 31, 2008

$17,640

Year ended May 31, 20009

  17,640

Year ended May 31, 2010

  14,700

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2006, the Company issued 233,961 shares for services.

During the year ended May 31, 2007, the Company issued 575,000 shares for services.

10.

EXPENSES

Included within expenses are the following items:

       Year Ended 5/31/07

    Year Ended 5/31/06

Payroll

$278,101

$    6,838

Auto leases and expenses

    37,015

    10,761

Investor relations

      4,421

    87,142

Consulting Expense

  177,235

      2,500

Geology Fees

    32,694

    27,300

Health insurance

    17,032

      1,778

Licenses & Permits

    13,108

      6,092

Office

    13,313

         389

Accounting Fees

    18,040

      7,265

Legal Fees

  188,074

  102,661

Rent

    19,542

Meals, Entertainment & Travel

    71,076

    10,023

Other Expenses

    29,776

    14,824

Total Expenses

$899,427

$277,573

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

11

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on Company’s results of operations, financial position, or cash flows.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure necessary

 ITEM 8A. CONTROLS AND PROCEDURES

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended May 31, 2007.

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

Robert Astore

Director only

Brian G. Russell

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

Biographical Information

Peter Toscano

Mr. Toscano (58) has been the Chief Executive Officer of the Company since May 2002. From May 2002 until February 2006, he was a Director of the Company. Since that date, he has been also its Chairman of the Board of Directors. He has also been the President/CEO and Director of International Power Group Ltd ("IPWG") (OTCBB:IPWG) since 2004. IPGW is in the business of converting municipal solid waste to energy. From September 2001 to the present, other than business conducted in respect to the Company's affairs and those of IPWG, Mr. Toscano has been retired from active business. From December 1997 to September 2001, he was a principal of a fabric recycling and reprocessing business located in Brooklyn, New York, which conducted part of its operations in Mexico City, Mexico.

Jack Wagenti

Mr. Wagenti (70) has been a Director, a Vice President, the Secretary/Treasurer and Chief Financial Officer of the Company since May 2002. He has also been the Secretary/Treasurer/CFO Director of International Power Group, Ltd., since October 2004, trading on the OTC Pinksheets (IPWG).  From 1996 to the present, Mr. Wagenti has served in varying capacities with American International Ventures, Inc., a reporting company trading on the OTCBB (AIVN). Presently, Mr. Wagenti is a Director of American International Ventures, Inc.

Jose Garcia

Mr. Garcia (51) has been Vice President of the Company since May 2002 and President of U.S. Precious Metals de Mexico, our wholly owned subsidiary, since March 2003. Mr. Garcia was appointed to the Board of Directors of the Company on February 27, 2004. From 1989 to June 2002, Mr. Garcia was employed in the restaurant industry in New York, New York, as general manager of a number of restaurants. Mr. Garcia is from Morelia, Mexico, and has conduct limited geological work on properties near the Company's Solidaridad Properties.

Walter Salvadore

Mr. Salvadore (51) has been a director of the Company since May 2006. Since 1982, Mr. Salvadore, a ceramic engineer, has been the president of R&S Enterprises, a business consulting firm located in Medford, New Jersey. In addition, since 2000, he has maintained a junior partnership position in Draseena Funds Group, an asset management firm located in Stateline, Nevada. From 1982 to 1999, Mr. Salvadore was the President and CEO of Risco, engineering and distribution firm specializing in high temperature refractory and industrial insulation materials. From 1977 to 1982, heheld various engineering and marketing positions with the Carborundum Company (Niagara Falls, New York). Mr. Salvadore has also been a director of International Power Group, Ltd., since January 2006. Mr. Salvador, a former president of the American Ceramic Society, has a B.S. degree in Ceramic Engineering from Rutgers University.

Robert Astore

Mr. Astore (70) was President and owner of Bergen Film Laboratories, Inc., Lodi, New Jersey from 1960 to 1981.  From 1981 to 1990, Mr. Astore was a self employed builder.  Since 1990 to present he has been employed as an independent consultant in seafood sales and brokerage.   Mr. Astore has also been a director of International Power Group, Ltd. since January 2005. USPR and International Power Group, Ltd. have a number of common officers, directors and principal shareholders.  Mr. Astore received a Bachelor’s Degree in Business Administration from the University of Miami.

Brian G. Russell

Mr. Russell (age 77), who has been retired from active business since 2001, has extensive experience as a mining geologist. Since May 2002, he has been a director of American International Ventures, Inc. (OTC:BB Symbol: AIVN), a exploration stage mining company. Mr. Russell worked for the Council for Mining Technology in South Africa for more than 19 years. In 1974, he was appointed the Director of the South African Mineral Bureau. In 1988, he was appointed the representative of the South African mineral and energy industries to the United States. Since 1994, he has consulted with several mining companies in the United States and Canada in the assessment and evaluation of precious metal ventures. Mr. Russell has degrees in Geology and Chemistry from the University of the Witwatersrand (1951) in Johannesburg, South Africa.

James O’Rourke

Mr. O’Rourke (65) has been our President since February 2006.Since 1990, Mr. O’Rourke, a professional engineer, has been the president and chief executive officer of Orclann Investments, Inc. (Vancouver, B.C.). Since 2001, has also been the chairman of the board of Compliance Energy Corporation (Vancouver, B.C.), and since 2003, the president of Huckleberry Mines, Ltd. In total, Mr. O’Rourke has over 30 years of hands-on experience in mine evaluation, financing, development, operations and product marketing in Canada, United States, South American and the Philippines.

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

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

For a portion of the year ended May 31, 2007, we employed two non-executive professionals with whom we did not have written contracts. Specifically, from January 2007 to August 2007, we employed David W. Burney (age 55) as our Chief Operating Geologist at the rate of $125,000 per year; and from April 2007 to August 2007, we employed Michael Floersch (age 51) as a Geologist/Chemist /Metallurgist at the rate of $100,000 per year.  In August 2007, we terminated both arrangements because of our depleted financial resources. We now utilize the services of Messrs. Burney and Floersch on as needed consulting basis.

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

Based solely on the Company’s review of such forms received by it , the Company believes that, with respect to the fiscal year ended May 31, 2007, all Section 16(a) filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with except that: former directors, William Matlock and Gerald Harper, both of whom resigned their positions in February 2006 (our previous fiscal year),  have not filed any required reports and have not indicated that it is their intention to make such filings; and Walter Salvadore and James O’Rourke, who were appointed in February 2006,  have not filed any required reports, but have indicated that it is the intention of each to do so in the  future.

(G) CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended May 31, 2007, i.e. the period covered by this Form 10K-SB. Our Board of Directors has been considering adoption of a Code of Ethics to be applicable to its executive officers that will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

 ITEM 10.  EXECUTIVE COMPENSATION

For the fiscal year ended May 31, 2007, no executive officer received total annual compensation (salary, bonus and/or compensation in the form of equity) in excess of $100,000. Currently, no executive officer, consultant or employee is being compensated at a rate in excess of $100,000 per year. The Summary

Compensation Table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2007, 2006 and 2005. The Outstanding Equity Awards at Fiscal Year –End Table also below provides information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our fiscal year ended May 31, 2007. Since no executive officer received total annual compensation in excess of $100,000, the only named executive officer in the tables below is Peter Toscano, our Chief Executive Officer.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	FiscalYear (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Peter Toscano CEO	2005	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
	2007	$44,154	0	0	0 (1)	0	0	0	$44,154

(1)

Mr. Toscano, along with the other officers and directors, was granted options pursuant to the Company’s 2007 Stock Option Plan. However, the grants and the plan itself are conditioned upon stockholder approval by December 31, 2007. At the present time, the Company does not intend to seek the required shareholder approval.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Peter Toscano CEO	0 (1)	0	0	0	0	0	0	0	0

(1)

Mr. Toscano, along with the other officers and directors, was granted options pursuant to the Company’s 2007 Stock Option Plan. However, the grants and the plan itself are conditioned upon stockholder approval by December 31, 2007. At the present time, the Company does not intend to seek the required shareholder approval.

Directors’ Compensation

Directors receive no monetary compensation for their work for the Company. The following Director Compensation Table lists all compensation (cash, equity or other) received by Directors in each’s capacity as a director during the fiscal year-ended May 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($)(1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Peter Toscano	0	0	0	0	0	0	0
Jack Wagenti	0	0	0	0	0	0	0
Jose Garcia	0	0	0	0	0	0	0
Walter Salvadore	0	0	0	0	0	0	0
Robert Astore	0	0	0	0	0	0	0
Brian G. Russell	0	0	0	0	0	0	0

(1)

Our officers and directors were granted options pursuant to the Company’s 2007 Stock Option Plan. However, the grants and the plan itself are conditioned upon stockholder approval by December 31, 2007. At the present time, the Company does not intend to seek the required shareholder approval.

Stock Incentive Plans

During the fiscal year ended may 31, 2007,, our Board adopted the 2007 Stock Option Plan of U.S. Precious Metals, Inc. Implementation of this plan requires and is conditioned upon shareholder approval on or before December 31, 2007. To date, the Board has not submitted this plan to our shareholders for approval. Accordingly, to date, no stock incentive plan or other equity compensation plan has been implemented by the Company. At this time, the company does not intend to seek approval of the plan.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 28, 2007, the number of shares of Common Stock (and, if applicable, warrants to purchase shares of Common Stock) owned of record and beneficially by Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of U. S. Precious Metals, Inc. based upon the 32,112,499 shares of our common stock that were issued and outstanding on August 28, 2007. Also included are the shares held by all Directors and Officers as a group.  The address for each shareholder listed is that the Company.

______________________________________________________________________________________

   Shares

 Warrants

Class of

Beneficially

Beneficially

 Shares

Percentage

Name and Address

   Owned

   Owned

Owned

  of Class*

Peter Toscano (a) (1)

4,900,000

         -

Common

       15.26

Jack Wagenti (a) (2)

5,650,000

         -

Common

       17.59

Jose Garcia (a)

1,350,000

         -

Common

         4.20

Walter Salvadore (c) (3)

     40,000

     20,000

Common

            **

Brian Russell (c)

       5,000

        -

Common

            **

Robert Astore (c)

        -

         -

Common

             -

James O’Rourke (c) (4)

     80,000

     40,000

Common

            **

__________________________________________________________________________

All Directors and Officers as

a Group (7)                         9,025,000                  60,000                                                37.63%

______________________________________________________________________________________

*

If applicable, the percentage listed for each shareholder assumes the exercise by that shareholder only of his entire warrant, and thus includes the shares underlying said warrant. However, the percentages do not assume the exercise of all warrants by all the shareholders holding warrants.

**

less than 1%

(a)

Officer and Director

(b)

Director only

(c)

Officer Only

(1)

Includes 1,500,000 shares owned by this shareholders spouse, Virginia Toscano.

(2)

Includes 1,500,000 shares owned by this shareholders spouse, Joan Wagenti.

(3)

This shareholder was issued 20,000 warrants on February 15, 2006 in connection with a private placement offering. The exercise price of the warrants is $.50 per share. They were immediately exercisable and expire 18 months from issuance.

(4)

This shareholder was issued 40,000 warrants on February 15, 2006 in connection with a private placement offering. The exercise price of the warrants is $.50 per share. They were immediately exercisable and expire 18 months from issuance.

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

During the fiscal year ending May 31, 2005 the Company extended a loan of $5,000 to International Power Group, Ltd. (“IPWG”). During the fiscal year ending May 31, 2006, IPWG loaned $70,000 to the Company.  The net amount of $65,000 was repaid during the fiscal year ending May 31, 2006. Five of the control persons of IPWG, Peter Toscano, Jack Wagenti, Jose Garcia, Robert Astore and Walter Salvadore, are also control persons of the Company.

Similarly, during the fiscal year ended May 31, 2007, a $250,000 loan was made to a IPWG.  This loan was also repaid with interest during the year.

 ITEM 13. EXHIBITS

Exhibit No .	Description of Document
3.1	Articles of Incorporation of the Company. (Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.2	Certificate of Amendment to Articles of Incorporation. Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.3	Certificate of U.S. Precious Metals de Mexico (Filed on April 23, 2004 as an exhibit to the Company's Form 10-SB Registration Statement).
3.4	By - Laws of the Company. (Filed on April 23, 2004 as an exhibit to the Company’s Form 10-SB Registration Statement).
10.1

Buy-Selling Promise Private Agreement to Acquire the Concession Rights of Mining Lots between Registrant’s wholly owned subsidiary, U.S. Precious Metals De Mexico, S.A. DE C.V. (Buyer) and Antonio Baduy Gonzalez (Seller) [English translation] (Filed on April 19 and 25, 2006 as an exhibit to the Company’s Form 10Q-SB, as amended, for the quarterly period ending February 28, 2006 Form A for the same period.

10.2	Executed El Diamante Acquisition Agreement (in Spanish) (Filed on March 13, 2007 as an exhibit to the Company’s Form 8K/A filed on March 13, 2007).
10.3	Executed El Diamante Acquisition Agreement (in English) (Filed on March 13, 2007 as an exhibit to the Company’s Form 8K/A filed on March 13, 2007).
21.1	Subsidiaries of the Registrant. (Filed as an Exhibit to Registant’s Form 10KSB for the fiscal year ended May 31, 2004 on April 23, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees (estimate)	Fiscal 2006 Fees
Audit Fees	$8,200	$7,830
Audit Related Fees	$4,500	$4,275
Tax Fees	$650	$620
All Other Fees	$0	$0
Total Fees	$13,350	$12,725

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
Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Date:  September 13, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 -Certification Chief Operating Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 -Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 -Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)

Exhibit 32.2 -Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6).

Exhibit 31.1

CERTIFICATION

I, Peter Toscano, certify that:

1. I have reviewed this annual report on Form 10-KSB of U. S. Precious Metals, Inc.;

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

Date: September 13, 2007.

/s/ Peter Toscano _______________________________________ Peter Toscano (Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Exhibit 31.2

CERTIFICATION

I, Jack Wagenti, certify that:

1. I have reviewed this annual report on Form 10-KSB of U. S. Precious Metals, Inc.

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

Date: September 13, 2007.

/s/ Jack Wagenti Jack Wagenti (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT 18 U.S.C. SECTION 1350 AS

ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors of U.S. Precious Metals, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on 10-KSB of the Company for the period ended May 31, 2007 as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2007.

/s/ Peter Toscano _________________________________________ Peter Toscano (Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Exhibit 32.2

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT P. 18 U.S.C. SECTION 1350 AS

ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Principal Financial Officer of U. S. Precious Metals, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on 10-KSB of the Company for the period ended May 31, 2007 as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2007.

/s/ Jack Wagenti Jack Wagenti (Principal Financial Officer)