Form 10QSB
period 2007-08-31
U S PRECIOUS METALS INC
filed 2007-10-22
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended August 31, 2007

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

U. S. PRECIOUS METALS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

950 Celebration Boulevard, Suite A, Celebration, FL		34747
(Address of principal executive offices)		(Zip Code)

Issuer’s Telephone Number: (407) 566-0318

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 8, 2007 the number of the Company's shares of par value $0.001 common stock outstanding was 32,262,499.

Transitional Small Business Disclosure format (check one):  Yes [  ]   No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

U. S. Precious Metals, Inc.

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

  August 31,2007

May 31, 2007

     (Unaudited)

    (Audited)

ASSETS

Current Assets:

    Cash

      $      23,378

                    $     277,917

    Accrued interest receivable

   160

               -

Total current assets

              23,538

                          277,917

Fixed Assets:

    Vehicle

              31,071

            31,071

    Less accumulated depreciation

              10,875

                              9,321

Total fixed assets

              20,196

                             21,750

Other Assets:

    Investments in mining rights

              63,598

                             63,598

    Loan receivable from affiliated company

              40,000

-

        ________

Total other assets

            103,598

              63,598

Total Assets

      $    147,332

                      $    363,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

       $      17,437

                       $       9,440

    Accrued expenses

                    648

              18,694

Total current liabilities

               18,085

                               28,134

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value - no shares issued

        and outstanding

      -

                                   -

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; 32,074,979 and

        31,392,479 shares issued and outstanding,

        respectively

    321

                                     319

    Additional paid in - capital

          2,289,248

                           2,241,250

    Paid in capital - warrants

               27,563

                                27,563

    Deficit accumulated during exploration stage

         (2,186,973)

                          (1,934,001)

    Accumulated other comprehensive loss

   (912)

  -

Total stockholders’ equity

              129,247

                               335,131

Total Liabilities and Stockholders’ Equity     $    147,332

                          $   363,265

The accompanying notes are an integral part of these financial statements.

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

 (Unaudited)

January 21, 1998

         Quarters Ended

              (Date of Inception)

             August 31,

    Year Ended

   2007

                 2006

                 August 31, 2007

Revenue

              $   -

               $   -

                    $ -

Expenses

                 253,132

104,891

                       2,185,276

Operating loss

(253,132)

               (104,891)

                      (2,185,276)

Other Income (Expense):

    Interest expense

                         -

      -

           (2,843)

    Interest income

                         160

      -

            1,146

Loss accumulated during

    exploration stage

$(252,972)

$(104,891)

   $(2,186,973)

Other comprehensive income:

    Loss from currency translations

          (912)

       -

Total comprehensive loss

$(253,884)

$(104,891)

Net Loss Per Share -

    Basic and Diluted

     $(.01)

  $   -

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

31,999,879

31,309,871

The accompanying notes are an integral part of these financial statements

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

               Quarters Ended

   January 21, 1998

    August 31,

  (Date of Inception)

              2007

    2006

 To August 31, 2007

Cash Flows From Operations:

Net loss

        $ (252,972)    $(104,891)              $(2,186,973)

Charges not requiring the outlay of cash:

    Depreciation

                1,554

     1,554

      10,875

    Common stock issued for services

              48,000

                    624,632

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable

                7,997

        (632)

      17,437

    Decrease (increase) in accrued expense

             (18,046)

         -

           648

    Interest in interest receivable

  (160)

         -

         (160)

        Net Cash Consumed by Operating Activities

           (213,627)

 (103,969)

(1,533,541)

Cash Flows from Investing Activities:

    Investments in mining rights

    -

         -

    (48,598)

    Loan to affiliated company

                             (40,000)

         -

  (365,000)

    Repayment of loan by affiliated company

     -

         -

   325,000

    Acquisition of equipment

     -

         -

    (31,071)

        Net Cash Provided (Consumed) by

            Investing Activities

             (40,000)

          -

  (119,669)

Cash Flows From Financing Activities:

    Proceeds from sales of common stock

     -

         -

                 1,675,000

    Proceeds of exercise of warrants

     -

         -

        2,500

         Net Cash Provided by Operating Activities

     -

          -

  1,677,500

Effect of Currency Conversions

                    (912)

          -

          (912)

Net decrease (increase) In Cash Balance

             (254,539)

   (103,969)

      23,378

Cash Balance, Beginning of Period

               277,917

    921,996

           -

Cash Balance, End of Period

            $   23,378

  $818,027

$    23,378

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of August 31, 2007 and for the three month periods ended August 31, 2007 and August 31, 2006, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended August 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2007.

May 31, 2006.

3.

LOAN TO AFFILIATE COMPANY

During the quarter ended August 31, 2007 the Company lent $40,000 based on a 6% demand note to another company with common officers.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

3.

EXPENSES

Included within expenses are the following amounts:

	Quarter Ended August 31, 2007 (Unaudited)	Quarter Ended August 31, 2006 (Unaudited)

Payroll and payroll taxes	$103,455	$ 34,709
Geology fees	7,500	5,740
Professional fees	30,667	24,155
Consulting expense	58,000	-
Travel and entertainment	9,737	8,653
Auto leases	7,754	7,754
Licenses and permits	9,637	5,933
Office expenses	1,699	5,567
Relocation expenses	-	3,479
Insurance	6,194	2,718
Rent	7,980	-
Other expenses	10,509	6,183
Total	$253,132	$104,891

4.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly there were no payments for interest during either of the periods presented.

During the 2006 period, 400,000 shares were cancelled.  This cancellation was part of a legal settlement involving two shareholders and a company which at one time owned all the Company’s capital stock.

During the 2007 period, 150,000 shares were issued for services.

5.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

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

Overview and Plan of Operation

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Since we are an exploration company, our plan of operation for the next twelve months is referred to below as a “Plan of Exploration”. We anticipate that this will cost, over the next 12 months, approximately $1,900,000. Since we did not obtain the necessary financing that we required at year end May 31, 2007, our Plan of Operation remains the same as the plan in effect at that time. As indicated in Note 5 to the attached financial statements, because the Company has experienced continuing losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months, there is substantial doubt about the ability of the Company to continue as a going concern.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We have insufficient capital for our next 12 months. Accordingly, we will not be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, without additional financing, We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock.  As of August 31, 2007, we had 131,250 warrants outstanding, the exercise of which would provide us with $65,625 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. Even the proceeds from the exercise of all the warrants that are outstanding (of which we cannot be assured) would be insufficient to complete of anticipated capital needs over our next 12 months.

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

Plan of Exploration

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

Assaying …………………………………………….………. $100,000

Surveying .......……………………………………………...….$50,000

Geochemical Soil Survey ……………………………….……$100,000

Metallurgical Testing ………………………………………….$50,000

Heavy equipment contracting and road construction ………...$100,000

Support equipment ………………………………………….....$50,000

Field work ……………………………………………………$100,000

Support staff ……………………………………………….…$100,000

Administration ………………………………………………. $100,000

Travel & hotel ………………………………………………..$200,000

Miscellaneous expenses ………………………………..…….. $50,000

Total ………………………………………………………..$1,900,000

If the required additional financing is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our current business plan.  We currently have no material commitments for capital requirements. Inflation has not significantly impacted the Company’s operations.

Results of operations for the Three Month Periods ending August 31, 2007 and August 31, 2006

We have never had any revenues and only losses, including during the three month periods ending August 31, 2007 and August 31, 2006. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $253,132 for the three months ended August 31, 2007, and $104,891 for the three months ended August 31, 2006.

Our net loss increased from $104,891 for three months ended August 31. 2006 to $252,972 for the three months ended August 31, 2007 primarily due to an increase in exploration activities. Specifically, our payroll and payroll tax expenses increased from $34,709 to $103,455, our consulting and professional fee expenses increased from $24,155 to $88,667, and our rent (Mexican facilities) increased from -0- to $7,980.

At August 31, 2007, we had current assets of $23,378 in cash and $160 in accrued interest receivable. We had other assets totaling $123,794 consisting of net fixed assets of $20,196, investments in mining rights of $63,598 and a loan receivable from an affiliated company of $40,000. Regarding the later, it is a short term loan that we made to a company in which our two principal shareholders are also the two principal shareholders.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. However, we do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during this period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended August 31, 2007:

We issued 150,000 shares of our common stock for professional services to one person. We valued the shares at $48,000.

These shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

October 22, 2007

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

Date: October 22, 2007.

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

Date :October 22, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended August 31,  2007 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2007.

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Vice President/Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2007.

/s/ Jack Wagenti

_______________________

Jack Wagenti

(Vice President/Secretary/Treasurer and CFO)