Form 10-Q
period 2007-11-30
U S PRECIOUS METALS INC
filed 2008-01-14
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check One):

Form 10-K_____ Form 20-F____ Form 11-K_____ Form 10-Q___X___ Form N-SAR_______

For Period Ended:

November 30, 2007

[    ] Transition Report on Form 10-K

[    ] Transition Report on Form 20-F

[    ] Transition Report on Form 11-K

[    ] Transition Report on Form 10-Q

[    ] Transition Report on Form N-SAR

For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I – REGISTRANT INFORMATION

Full Name of Registrant:

U.S. Precious Metals, Inc.

Former Name if Applicable:

N/A

Address of Principal

Executive Office (Street and Number):

950 Celebration Boulevard, Ste A

City, State and Zip Code :

Celebration, Florida   34747

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate):

	(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
(b) (c)

The subject annual report, semi-annual report or transition report on Form 10-K, 10-KSB, 20-F, 11-K, N-SAR, or N-CSR, or portion thereof, will be filed no later than the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or 10-QSB or distribution report on Form 10-D, or portion thereof, will be filed no later than the fifth calendar day following the prescribed due date; and

The accountant’s statement or other exhibit required by Rule 12-b-25(c) has been attached if applicable.

X

PART III – NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

Unavailability of financial statements.

PART IV-- OTHER INFORMATION

(1)

Name and telephone number of person to contact in regard to this notification

            Jack Wagenti                                    (407)                                           566-9689

                            (Name)                                        (Area Code)                            (Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).      X      Yes             No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?            Yes       X      No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

 U.S. Precious Metals, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:

January 14, 2008

s/s Jack Wagenti

By: Jack Wagenti

Title: Chief Executive Office