Form 10QSB
period 2007-11-30
U S PRECIOUS METALS INC
filed 2008-01-22
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended November 30, 2007

or

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

Issuer’s Telephone Number: (407) 566-9689

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 11, 2008 the number of the Company's shares of par value $0.001 common stock outstanding was 32,862,499.

Transitional Small Business Disclosure format (check one):  Yes [  ]   No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

U.S. Precious Metals, Inc.

Form 10-QSB

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2007

  May 31, 2007

     (Unaudited)

     (Audited)

ASSETS

Current Assets:

    Cash

      $        1,544

                    $     277,917

    Accrued interest receivable

                   760

               -

    Other receivables

                2,791

               -

Total current assets

               5,095

                          277,917

Fixed Assets:

    Vehicle

              31,071

            31,071

    Less accumulated depreciation

              12,261

                              9,321

Total fixed assets

              18,810

                             21,750

Other Assets:

    Investments in mining rights

              77,457

                             63,598

    Loan to affiliated company

              40,000

-

    Other deposits

              12,843

-

Total other assets

            130,300

             63,598

        ________

Total Assets

      $    154,205

                      $    363,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

    Accounts payable

       $       9,845

                       $       9,440

    Accrued expenses

              37,716

              18,694

Total current liabilities

               47,561

                               28,134

Stockholders’ Equity:

    Preferred stock:  authorized 10,000,000

        shares of $.00001 par value - no shares issued

        and outstanding

      -

                                   -

    Common stock:  authorized 100,000,000

        shares of $.00001 par value; 32,247,979 and

        31,392,479 shares issued and outstanding,

        respectively

                     323

                                     319

    Additional paid in - capital

           2,335,807

                           2,241,250

    Paid in capital - warrants

                  1,000

                                27,563

    Deficit accumulated during exploration stage

          (2,229,580)

                          (1,934,001)

    Accumulated other comprehensive loss

                   (906)

  -

Total stockholders’ equity

              106,644

                               335,131

Total Liabilities and Stockholders’ Equity             $    154,205

                          $   363,265

The accompanying notes are an integral part of these financial statements.

U.S PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

 (Unaudited)

        Quarters Ended

  January 21, 1998

          November 30,

               (Date of Inception) to

   2007

                 2006

                 November 30, 2007

Revenue

              $        -

$       -

$          -

Expenses

                   42,295

   296,246

   2,228,482

Operating loss

  (42,295)

  (296,246)

 (2,228,482)

Other Income (Expense):

    Interest expense

                         -

      -

         (2,843)

    Interest income

                         600

      -

          1,746

________

________

___________

Loss accumulated during

    exploration stage

  (41,695)

(296,246)

$(2,229,580)

Other comprehensive income:

Loss from currency translations

       (906)

        -

Total comprehensive loss

$(42,601)

$(296,246)

Net Loss Per Share -

    Basic and Diluted

     ($.00)

  ($ .01)

Weighted Average Number of Shares

    Outstanding – Basic and Diluted

32,274,979

31,104,970

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

			21-Jan-98
	Six Month Ended	Six Month Ended	Date of Inception
	November 30, 2007	November 30, 2006	To 11/30/07

Revenues	-	-	-

Expenses	$ 296,339	$ 401,137	$ 2,228,642

Operating Loss	(296,339)	(401,137)	(2,228,642)

Other Income (Expense):
Interest Revenue	760		1,906
Interest Expense	-	(403)	(2,844)

Loss accumulated during
exploration stage	(295,579)	(401,540)	$ (2,229,580)

Other Comprehensive Income:
Foreign currency translation
loss	(906)	-

Total Comprehensive Loss	$ (296,485)	$ (401,540)

Net Loss per Share
Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	32,247,979	31,104,970

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			21-Jan-98
	Six Months Ended		(Date of Inception)
	November 30, 2007	November 30, 2006	To November 30, 2007
Cash Flows From Operations
Net Loss	$(295,579)	$(401,540)	$(2,229,580)
Cahrges not requiring outlay of cash:

Depreciation	2,940	3,108	12,261
Common Stock Issued for Services	48,000	166,625	624,632
Common stock issued as settlement			-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	405	(1,573)	9,845
Decrease (increase) accrued expense	19,021		37,715
Interest in interest receivable	(760)	2,087	(760)
Other receivables	(2,792)		(2,792)

Net cash consumed by operating activities	(228,765)	(231,293)	(1,548,679)

Cash Flows from Investing Activities:

Investment in mining rights	(13,859)	-	(62,457)
Loan to affiliated company	(40,000)	(250,000)	(365,000)
Repayment of loan by the affiliated company	-	-	325,000
Acquisition of equipment	-	-	(31,071)
Other deposits	(12,843)		(12,843)

Net cash Provided (Consumed)
by Investing Activities	(66,702)	(250,000)	(146,371)

Cash From Financing Activities

Proceeds from sale of common stock	20,000	-	1,695,000
Proceeds from exercise of warrants		-	2,500

Net Cash Provided by Financing Activities	20,000	-	1,697,500

Effect of Currency Exchange Translation Net increase (decrease) in cash balance	(906) (276,373)	(481,293)	2,450

Cash Balance, Beginning of period	277,917	921,996	-
Cash balance End of Period	$ 1,544	$ 440,703	$ 1,544

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of November 30, 2007 and for the three and six month periods ended November 30, 2007 and November 30, 2006, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods.  The results of operations for the comparable months ended November 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

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

2.

LOAN TO AFFILIATED COMPANY

On June 7, 2007 the company lent $40,000, based on a 6% demand note to another company with common officers; these officers are also significant shareholders in both companies.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

3.

EXPENSES

Included within expenses are the following amounts:

Quarter Ended November 30, 2007 (Unaudited)	Quarter Ended November 30, 2006 (Unaudited)

Geology fees	-	9,656
Professional fees	2,000	25,551
Salaries	12,416	48,692
Payroll Taxes	88	3,865
Consulting fees	637	173,895
Licenses and Permits	-	-
Relocation Expenses	-	-
Travel and Entertainment	4,190	11,171
Insurance	-	3,111
Office expense	940	65
Auto rental	10,689	8,917
Other expenses	12,241	11,323
	$43,201	$296,246

Six Months Ended November 30, 2007 (Unaudited)	Six Months Ended November 30, 2006 (Unaudited)

Geology fees	7,500	15,396
Professional fees	31,398	49,706
Salaries	108,785	80,154
Payroll Taxes	7,350	7,112
Consulting fees	58,837	173,895
Licenses and Permits	9,637	5,933
Relocation Expenses	-	3,479
Travel and Entertainment	13,927	19,824
Insurance	6,194	5,829
Office expense	6,189	5,632
Auto rental	8,384	16,671
Other expenses	39,043	17,506
	$297,245	$401,137

In general, the company has experienced a reduction in expenses in comparable periods of three and six months ended November 30, 2006 and 2007 respectively. The reduction is attributed to the initial expenditures incurred in research, studies and other related to the mining project in Mexico. As of the quarter ended November 30, 2007, the company had also reduced its staff and has also reduced other expenditures such as consultants and travel, as a measure to streamline operations during the developmental stage.

4.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly there were no payments for interest during either of the periods presented.

During the quarter ended August 31, 2007, 150,000 shares were issued for services.

5.

COMMON STOCK

The company issued 200,000 shares of common stock for $20,000. The shares include 100,000 warrants exercisable in one year at $.25 cents. No other issuances took place during the period.

6.

  WARRANTS

As of November 30, 2007, there were 100,000 warrants outstanding which were exercisable at $.25 per share.  They expire October 9, 2008.  The following table summarizes warrant activity during the Six month period ended November 30, 2007.

Warrants outstanding May 31, 2007

2,122,500

Warrants issued during the six month period ended 11/30/2007

   100,000

Warrants exercised during the six month period ended 11/30/2007

        --

Less: expired warrants

               (2,122,500)

Warrants outstanding November 30, 2007

    100,000

7.

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

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2005 and August 26, 2005, respectively, under the caption “ Risk Factors” . Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. These factors raise substantial doubt about the ability of our Company to continue as a going concern. Readers are also urged to refer to the section entitled “Cautionary Statements" in the Company's aforementioned filings for a broader discussion of such risks and uncertainties. The Company does not intend to update the forward-looking statements contained in this report.

Overview -- Plan of Operation

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Since we are an exploration company, our plan of operation for the next twelve months is referred to below as a “Plan of Exploration”. We anticipate that this will cost, over the next 12 months, approximately $1,900,000. This remains the same as the plan that was in effect as of fiscal year end May 31, 2007 because we have not obtained the requisite financing. Specifically, we have never had revenues and for the quarter ended August 31, 2007, we received no cash infusion of debt or equity, and for the quarter ended November 30, 2007, we received only $20,000 in equity contributions and no debt financing..

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We have insufficient capital for our next 12 months. Accordingly, we will not be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, without additional financing, We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock.  As of November 30, 2007, we had 100,000 warrants outstanding, the exercise of which would provide us with $25,000 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. Even the proceeds from the exercise of all the warrants that are outstanding (of which we cannot be assured) would be insufficient to complete our anticipated capital needs over our next 12 months.

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

Installation of a pilot t plant is proposed. To test the mined ores and produce samples on a trial basis to determine the economic feasibility of further mining.  The design has yet to be determined and will be dependent upon the results of the metallurgical testing. The pilot plant is not expected to be built until 2009.

Property Development

Development of the property includes the construction of new roads and drill pads for exploration drilling and access to remote areas of the concession.  New roads will open areas for sampling and mapping. In addition channel cuts and trenching will be completed as directed by the geologic staff while the heavy equipment is building the new roads.

Estimated expenditures: Definition Drilling…………………………………..	$450,000
Exploration Drilling………………………………...	$450,000
Assaying…………………………………………….	$100,000
Surveying…………………………………………....	$50,000
Geochemical Soil Survey…………………………...	$100,000
Metallurgical Testing……………………………….	$50,000
Heavy equipment contracting and road construction.	$100,000
Support equipment………………………………….	$50,000
Field work…………………………………………..	$100,000
Support staff………………………………………...	$100,000
Administration………………………………………	$100,000
Travel & hotel………………………………………	$200,000
Miscellaneous expenses…………………………….	$50,000

Total…………………………………………………	$1,900,000

If the required additional financing is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our current business plan.  We currently have no material commitments for capital requirements. Inflation has not significantly impacted the Company’s operations.

Results of operations for the three month and six month periods ending November 30, 2007 and November 30, 2006

We have never had any revenues and only losses, including during the three and six month periods ending November 30, 2007 and November 30, 2006. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $296,339 for the six months ended November 30, 2007, and $296,246 for the comparable period ended November 30, 2006.

Our net loss decreased from $296,649 to $46,201 for the three month period and from $401,540 to $295,579 during the six months ended November 30, 2006 and 2007, respectively. The change was primarily due to a decrease in salaries, geological exploration fees, professional and consulting fees. Our payroll expenses increased from $80,154 to $108,785 during the six month period, however, it decreased during the three month period from $48,692 to $12,416. Our consulting fee expenses decreased from $173,895 to $58,837 and the professional expense from $49,706 to $31,398 during the six month period. The effect in the three month period was a reduction in consulting from $173,895 to $637 and in professional fees from $25,551 to $2,000 in years 2006 and 2007, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during this period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the period covered by this report, in December 2007, we reconfigured our management team including having Jack Wagenti, formerly our CFO, become our CEO, and Peter Toscano, formerly our CEO, become our CFO.  We believe that this will have no material affect in connection with the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended November 30, 2007:

We issued 200,000 shares of our common stock for cash to one person for $20,000. These shares have 100,000 warrants exercisable in one year at $.25.

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

                       14(a), Wagenti

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Toscano

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

U. S. Precious Metals, Inc.

(Registrant)

/s/ Jack Wagenti

__________________________________________

Jack Wagenti

(Chief Executive Officer and Chairman of the Board of Directors)

/s/ Peter Toscano

__________________________________________

  Peter Toscano

(Secretary/Treasurer and Chief Financial Officer)

January 22, 2008

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Wagenti

Exhibit 31.2 - Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Toscano

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wagenti

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350,  Toscano

Exhibit 31.1

CERTIFICATION

I, Jack Wagenti , certify that:

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

Date: January 22, 2008

/s/ Jack Wagenti

_______________________

Jack Wagenti

(CEO and Chairman of the Board of Directors)

Exhibit 31.2

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

Date : January 22, 2008

/s/ Peter Toscano

_______________________

(Secretary/Treasurer and CFO)

Exhibit 32.1

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti , CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended November 30,  2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 22, 2008

/s/  Jack Wagenti

_______________________

Jack Wagenti

(CEO and Chairman of the Board of Directors)

Exhibit 32.2

CERTIFICATION PURSUANT TO T HE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-0XLEY ACT OF 2002

I, Peter Toscano,  Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended November 30, 2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 22, 2008

/s/ Peter Toscano

_______________________

Peter Toscano

( Secretary/Treasurer and CFO)