Form 10QSB
period 2008-02-28
U S PRECIOUS METALS INC
filed 2008-04-21
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended February 29, 2008 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  for the transition period from _________ to _________

U. S. PRECIOUS METALS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-50703	14-1839426
(State or jurisdiction of incorporation	(Commission File Number)	(IRS Employer Identification No.)

950 Celebration Blvd., Suite A, Celebration, FL	34747
(State of Principal Executive Offices)	(Zip Code)

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2008 the number of the Company's shares of par value $0.00001 common stock outstanding was 46,860,499.

Transitional Small Business Disclosure format (check one):  Yes [ X ]   No [   ]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

U.S. Precious Metals, Inc.

Form 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	February 29, 2008		May 31, 2007
	(Unaudited)		(Audited)
ASSETS
Current Assets:
Cash	$ 1,149,486		$ 277,917
Accrued interest receivable	1,200		-
Other receivables	3,651		-
Prepaid Insurance	28,380		-
Total current assets		$ 1,182,718		$ 277,917

Fixed Assets:
Vehicles	42,899		31,071
Property, plant and equipment	56,583		-
Less: accumulated depreciation	(13,740)		(9,321)
Net fixed assets		85,742		21,750

Other Assets:
Investment in mining rights	89,099		63,598
Loan to affiliated company	40,000		-
Other deposits	360		-
Total other assets		129,459		63,598
Total Assets		$ 1,397,919		$ 363,265

LIABILITES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$ 54,433		$ 9,440
Accrued expenses	21,806		18,694
Accrued Salaries	14,793		-
Total current liabilities		91,032		28,134

Stockholder's Equity:
Common stock: authorized 100,000,000 Shares
of $.00001 par value; 44,763,459 and 31,367,479
shares issued and outstanding on 2008 and 2007
respectively	459		319
Capital in excess of par value	5,495,320		2,241,250
Additional paid in capital - Warrants	1,057,250		27,563
Deficit accumulated during
exploration stage	(5,244,981)		(1,934,001)
Accumulated other comprehensive
income	(1,162)		-
Total stockholders' equity		1,306,886		335,131
Total Liabilities and Stockholders' Equity		$ 1,397,919		$ 363,265

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

 (Unaudited)

			21-Jan-98
	Nine Month Ended	Nine Month Ended	Date of Inception
	February 29, 2008	February 28, 2007	To February 29, 2008

Revenues	-	-	-

Expenses	$ 3,313,547	$ 579,934	$ 5,245,851

Operating Loss	(3,313,547)	(579,934)	$ (5,245,851)

Other Income (Expense):
Interest Revenue	2,567	986	3,713
Interest Expense	-	(403)	(2,844)

Loss accumulated during
exploration stage	(3,310,980)	(579,351)	$ (5,244,981)

Other Comprehensive Income:
Foreign currency translation
loss	(1,162)	-

Total Comprehensive Loss	$ (3,312,142)	$ (579,351)

Net Loss per Share
Basic and Diluted	$ (0.10)	$ (0.02)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	33,321,945	31,284,787

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

			21-Jan-98
	Quarter Ended		Date of Inception
	February 29, 2008	February 28, 2007	To February 29, 2008

Revenues	-	-	-

Expenses	$ 3,016,739	$ 178,767	$ 5,245,851

Operating Loss	(3,016,739)	(178,767)	(5,245,851)

Other Income (Expense):
Interest Revenue	1,807	986	3,713
Interest Expense	-	-	(2,844)

Loss accumulated during
exploration stage	(3,014,932)	(177,781)	$ (5,244,981)

Other Comprehensive Income:
Foreign currency translation
loss	252	-

Total Comprehensive Loss	$ (3,014,680)	$ (177,781)

Net Loss per Share
Basic and Diluted	$ (0.09)	$ (0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	36,007,118	31,284,787

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			21-Jan-98
	Nine Months Ended		(Date of Inception)
	February 29, 2008	February 28, 2007	To February 29, 2008

Cash Flows From Operations
Net Loss	$ (3,310,980)	$ (579,351.00)	$ (5,244,981)
Charges not requiring outlay of cash:

Depreciation	4,419	5,112	13,740
Loss from subsidiary operations			-
Common Stock Issued for Services	2,846,400	166,625	3,423,032
Common stock issued as settlement			-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	44,993	(7,314)	54,433
Increase (decrease) in accrued expenses	17,902		36,596
Miscellaneous receivable	(4,851)	2,087	(4,851)
Prepaid expenses	(28,380)		(28,380)

Net cash consumed by operating activities	(430,498)	(412,841)	(1,750,412)

Cash Flows from Investing Activities:

Investment in mining rights	(25,501)	-	(74,099)
Loan to affiliated company	(40,000)	(250,000)	(365,000)
Repayment of loan by the affiliated company	-	250,000	325,000
Acquisition of equipment	(68,411)	-	(99,482)
Other deposits	(360)		(360)

Net cash (Consumed)
by Investing Activities	(134,272)	-	(213,941)

Cash From Financing Activities

Proceeds from sale of common stock	1,417,500	-	3,092,500
Proceeds from exercise of warrants	20,000	-	22,500

Net Cash Provided by Financing Activities	1,437,500	-	3,115,000

Net increase (decrease) in cash balance	872,730	(412,841)	1,150,647
Effect of Currency Exchange Effect	(1,162)	-	(1,162)

Cash Balance, Beginning of period	277,917	921,996	-
Cash balance End of Period	$ 1,149,486	$ 509,155.00	$ 1,149,486

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of February 29,2008 and for the three and nine month periods ended February 29, 2008 and February 28, 2007, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods.  The results of operations for the comparable months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

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

2.

LOAN TO AFFILIATED COMPANY

On June 7, 2007 the company lent $40,000, based on a 6% demand note to another company with common officers; these officers are also significant shareholders in both companies. This note is due on June 30, 2008.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

3.

EXPENSES

Included within expenses are the following amounts:

Detail of Expenses by Category	Nine Months Ended	Nine Months Ended
	February 29, 2008	February 28, 2007
Geology fees	$ 7,500	$ 22,428
Professional fees	70,180	95,000
Salaries	132,387	158,575
Payroll Taxes	9,472	-
Consulting fees	732,996	177,234
Employee Awards	1,652,000	-
Officers and Directors Awards	488,000	-
Assay expense	8,038	13,107
Licenses and Permits	9,637	-
Drilling and excavation expense	56,717	-
Mapping and Surveying	13,489	-
Travel and Entertainment	28,410	34,202
Office expense	9,695	13,118
Auto rental	8,384	25,007
Office and warehouse rental	47,106	-
Depreciation expense	6,764	-
Insurance expense	8,774	11,268
Other expenses	23,998	29,995
	$ 3,313,547	$ 579,934

Detail of Expenses by Category	Quarter Ended
	February 29, 2008	February 28, 2007
Geology fees	$ -	$ 7,032
Professional fees	38,781	45,294
Salaries	23,602	55,278
Payroll Taxes	1,022	16,031
Consulting fees	674,996	3,339
Employee Awards	1,652,000	-
Officers and Directors Awards	488,000	-
Assay expense	7,838	-
Licenses and Permits	-	7,174
Drilling and excavation expense	56,717	-
Mapping and Surveying	13,489	-
Travel and Entertainment	14,483	14,378
Office expense	4,774	7,486
Auto rental	-	8,336
Office and warehouse rental	22,161	-
Depreciation expense	3,824	-
Insurance expense	2,580	5,439
Other expenses	12,470	8,980
	$ 3,016,739	$178,767

The company began the drilling and assaying process in late January 2008. The company has incurred in significant amount of expenses as part of the exploration phase. Funds provided by financing sources were used also to hire personnel, consultants and set up the warehouse and office facilities in the town of Morelia. The drilling has been only conducted in “La Sabila” mine location. There are other properties yet to be explored in the near future.

In general, the company has experienced an increase in expenses in comparable periods of three and nine months ended February 28, 2007 and 2008 respectively. The increase is attributed to the initial expenditures incurred in research, studies, drilling, assaying and other related to the mining project in Mexico. A significant amount of expenses are attributable to the payment of services with common stock during the third quarter ended in February 29, 2008. This impacted the results of operations by $2.7 Million for the quarter and nine month period.

As of the quarter ended February 29, 2008, the company had also reduced staff in the corporate office while increasing the resources in the Mexican office in the third quarter ended February 29, 2008.  Other expenditures such as consultants and travel have increased due to distance between the corporate office, the warehouse and the mines.

Management is aggressively moving forward with additional drilling and assaying to continue raising funds and to be able to determine when to start the development stage of the operation.

4.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly there were no payments for interest during either of the periods presented.

During the quarter ended August 31, 2007, 150,000 shares were issued for services. These shares were valued at $48,000.

During the quarter ended February 29, 2008, the company issued 3,498,000 shares for services valued at $2,798,400.

5.

COMMON STOCK

The company issued 200,000 shares of common stock for $20,000. The shares include 100,000 warrants exercisable in one year at $.25 cents. No other issuances took place during the period.

During the quarter ended February 29, 2008, the company issued 9,975,000 shares of stock for $1,397,500. The shares included 4,487,500 warrants exercisable in one year at $0.25 cents and 500,000 warrants exercisable at $1.00 on a twelve month period. No other issuances took place during the period.

6.

  WARRANTS

As of November 30, 2007, there were 100,000 warrants outstanding which were exercisable at $.25 per share.  They expire October 9, 2008.  The following table summarizes warrant activity during the nine month period ended February 29, 2008.

Warrants outstanding May 31, 2007

2,122,500

Warrants issued during the nine month period ended 2/29/2008

4,987500

Warrants exercised during the nine month period ended 2/29/2008

   (80,000)

Less: expired warrants

             (2,122,500)

Warrants outstanding February 29, 2008

4,907,500

7.

RELATED PARTY TRANSACTIONS

The company had the following transactions as it relates to its affiliates and officers:

On June 7, 2007 the company lent $40,000, based on a 6% demand note to IPWG, another company with common officers; these officers are also significant shareholders in both companies. This note is due on June 30, 2008.

During the quarter ended February 29, 2008, the company issued shares of stock to officers as follows:

	Stock Price	Date Granted	Shares	Amount
Peter Toscano	$0.80	2/6/2008	750,000	$ 600,000.00
Jack Wagenti	$0.80	2/6/2008	750,000	600,000.00
Jose Garcia	$0.80	2/6/2008	200,000	160,000.00
Total Issued			1,700,000	$ 1,360,000.00

No other issuances to related parties took place during this period.

8.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has been able to obtain substantial equity financing for the third quarter and continues its fund raising campaign to meet its exploration plan. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

There is no assurance that continued equity financing will be available to the Company in the future on reasonable terms or at all.  In the event that continued financing (equity or debt) becomes unavailable to the Company on reasonable terms or at all, there is substantial doubt that the Company will be able to continue its planned exploration program or even continue in business as a going concern.

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

Overview -- Plan of Operation

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Since we are an exploration company, our plan of operation for the next twelve months is referred to below as a “Plan of Exploration”. We anticipate that this will cost, over the next 12 months, approximately $1,900,000. This remains virtually the same as the plan that was in effect as of fiscal year end May 31, 2007 and the quarter ending November 30, 2007. We were able to obtain significant equity financing (approximately $1.4 million) during the quarter reported herein (i.e. ending February 29, 2008). This enabled us to initiate drilling and sampling activities at our La Sabila project in southern Michoacán after we completed the repair of the surrounding roads. We have not incurred debt financing during the quarter reported herein.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

We have received additional equity capital and expect to continue our financing efforts for our next 12 months. Accordingly, we expect to be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, provided we continue obtaining additional financing. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock.  As of February 29, 2008, we had 4,907500 warrants outstanding, the exercise of which would provide us with an estimated $1351750 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. We believe the proceeds from the exercise of all the warrants that are outstanding (of which we cannot be assured) would be sufficient to complete our anticipated capital needs over our next 12 months.

Once we have sufficient statistical and scientific data available that provides reasonable assurance we could undertake the development stage in our mining operations, we may seek, in addition to equity financing, debt based financing to fund the development and extraction phase. If so, we will keep a combination of equity and debt financing that maximizes our resources and provides the maximum return in the operations.

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

Plan of Exploration

Our “Plan of Exploration” is composed of: (1) an exploration program, (2) metallurgical testing, and (3) property development.  Each is outlined below with estimated costs included.  The “Plan of Exploration” and the expenditures is dependant upon obtaining sufficient funding, of which we have no assurance. All three areas of the 2008 Plan of Exploration are expected to progress simultaneously.  Each is expected to be under the supervision of qualified professionals.

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

Our Exploration Program to Date

We began a drilling campaign in February, 2008.  A drilling contractor was contracted to provide 3750 meters of core under the supervision of our staff.  Additional drilling will be contracted after the 3750 meters of core has been evaluated.  The purpose of the drilling campaign is to further define a mineral resource on the La Sabila concession in southern Michoacán and to drill other targets identified by our geologists.

Mapping and sampling of the La Sabila concession is ongoing.

Metallurgical Testing

Metallurgical testing of the ore will be performed by a qualified laboratory.  The testing of the ores is a multifaceted process.  We believe that have both copper oxides and copper sulfides on the property.  These two mineral groups must be handled differently in order to up-grade the ore. The copper oxides should prove very easy to remove the copper from the ore and produce salable copper products.  Almost all copper oxides are amenable to sulfuric acid leaching.  A weak solution of sulfuric acid is circulated across the ore with the net result being a solution of copper sulfate being created.  The copper sulfate solution can then be evaporated and crystals of copper sulfate heptahydrate (CuSO4 * 5H2O) are recovered and sold into a number of industries.  The copper content of CuSO4 * 5H2O is 25.45%.  Currently, Cu2SO4 * 5H2O is currently selling for $0.90 to $1.35 USD per pound.  This makes the copper contained worth $3.54 to $5.30 USD per pound.  Dollar for dollar this is the cheapest and quickest end product with the greatest return.  We believe that we can sell up 400 tons of this material a month without creating a stockpile on site.  Our second option with Cu2SO4 * 5H2O solution is to set up an electro-winning (SXEW) plant and electro-win copper metal plates.  This will require a much larger capital outlay than crystallizing copper sulfate but we believe that can sell every pound of copper produced without ever over producing for the market.

Copper Sulfides can be oxidized utilizing Thiobacillus ferroxidans bacteria.  This is a slow process and requires a large stockpile of copper sulfide and copper oxide ore to produce copper sulfate solutions to be handled as above. Otherwise the sulfide ore will need to be put through a flotation mill to up grade these minerals into a copper sulfide concentrate.  There are a large number of copper sulfide and copper sulfosalt ores that we may encounter on this property, such as chalcocite, chalcopyrite, bornite, covellite, enargite, tetrahedrite, and tennantite to name the more common ones.  The flotation reagents will have to be fine tuned to the different sulfides that may be present and may require multiple steps to efficiently recover the copper. The copper concentrates will also carry a significant portion of the gold and silver with it.  A copper concentrate or concentrates will be collected and made ready to ship to a copper smelter.  The smelter will pay USPM a “credit” for the copper, gold and silver contained in the concentrate.

Should any of the tails from the copper oxide ore sulfide ores run appreciable gold and silver (which is a distinct possibility) and the gold and silver prove amenable to cyanide or any other of a number of lixavants, we intend to neutralize the tails with a strong base and counter current vat leach the tails to recover the gold and silver.

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

Results of operations for the three month and six month periods ending February 29, 2008 and February 28, 2007.

We have never had any revenues and only losses, including during the three and nine month periods ending February 29, 2008 and February 28, 2007. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $3,313,547 for the nine months, and $3,016,609 for the quarter ended February 29, 2008.

Our net loss substantially increased from $177,781 to $3,014,802 for the three month period and from $579,351 to $3,310,980 during the six months ended February 29, 2008 and 2007, respectively. The change was primarily due to an increase in geological exploration fees, professional and consulting fees. Our payroll expenses decreased from $158,575 to 132,387 during the nine month period, same as during the three month period, from $55,278 to $23,602 due to staff reduction in the first quarter of fiscal year 2008. Our consulting fee expenses increased from $177,234 to $1,652,000 mainly due to additional testing and sampling work and the professional expense decreased from $95,000 to $70,180 in legal and accounting services, during the same comparable period. The effect in the three month period was an increase in consulting from $3,339 to $1,652,000 and a reduction in professional fees from $55,278 to $23,602 in years 2007 and 2008, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended February 29, 2008:

We issued 3,498,000 shares of our common stock to 14 individuals for services. We valued the shares at $0.80 (average valuation of price per share) per share for a total of $2,798,400.

We issued 80,000 shares of our common stock to one accredited investor upon the exercise of warrants for a total of $20,000.

December and January 2008, we issued 8,975,000 shares of our common stock with 4,487,500 warrants to 35 accredited investors for a total of $897,500.  The securities were sold in Units containing shares of common stock and warrants to purchase additional shares of common stock.  Specifically, each unit contained 500,000 shares of common stock and 250,000 warrants to purchase an additional 250,000 shares of common stock at a purchase price of $0.25 per share.  Fractional units were permitted to be sold at the discretion of the Company.  Each of the warrants is exercisable for a term of 12 months from the date of payment for the unit unless extended by the Company.

February 2008, we issued 1,000,000 shares of our common stock with 500,000 warrants to 3 accredited investors for a total of $500,000.  The securities were sold in Units containing shares of common stock and warrants to purchase additional shares of common stock.  Specifically, each unit contained 100,000 shares of common stock and 50,000 warrants to purchase an additional 50,000 shares of common stock at a purchase price of $1.00 per share.  Fractional units were permitted to be sold at the discretion of the Company.  Each of the warrants is exercisable for a term of 12 months from the date of payment for the Unit unless extended by the Company.

These securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

April 21, 2008

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

Date: April 21, 2008

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

Date : April 21, 2008

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti , CEO, and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended February 29,  2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 21, 2008

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-0XLEY ACT OF 2002

I, Peter Toscano,  Secretary/Treasurer and CFO of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10QSB of the Company for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 21, 2008

/s/ Peter Toscano

_______________________

Peter Toscano

( Secretary/Treasurer and CFO)