Form 10KSB/A
period 2007-05-31
U S PRECIOUS METALS INC
filed 2008-05-01
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment has been filed to reflect:

1. the addition of: a total of five maps with appropriate titles under “Item 1- Description of Business”. Four can be found in this Item under the subsection “Solidaridad and Other Properties” and the fifth map can be found in this same Item under the subsection entitled “Proposed Exploration Program”; and

2. in the eight full paragraph under “Item 1- Description of Business”, subsection “Solidaridad and Other Properties”, the restatement of the measurement of the relative proportion of the existence of gold in the samples collected to “parts per million” (ppm) from “parts per billion” (ppb).

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

U.S. PRECIOUS METALS, INC.

FORM 10-KSB/A

MAY 31, 2007

TABLE OF CONTENTS

PART I

           5

ITEM 1.

DESCRIPTION OF BUSINESS

           5

ITEM 2.

DESCRIPTION OF PROPERTY

          18

ITEM 3.

LEGAL PROCEEDINGS

          18

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          18

PART II.

          19

ITEM 5.

MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS         19

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION  21

ITEM 7.

FINANCIAL STATEMENTS

          25

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

          38

ITEM 8A.

CONTROLS AND PROCEDURES

          38

ITEM 8B.

OTHER INFORMATION

          38

PART III

          39

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

ACT EXECUTIVE COMPENSATION

          39

ITEM 10.

EXECUTIVE COMPENSATION

                        42

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          45

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

                        46

ITEM 13.

EXHIBITS

                        47

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

          48

SIGNATURE

          49

INDEX TO ATTACHED EXHIBITS

          50

ATTACHED EXHIBITS

          53

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

We  received mining reports on the Solidaridad property (also referred to as La Sabila) from two geologists prior to 2004.  Both performed limited geological work on the property. At the time of their respective reports, both geologists were independent, however, subsequent to one report by Dr. Gerald Harper in February 2004, Dr.  Harper was appointed to our Board of Directors. He resigned from that position in February 2006. Currently, we use the services of two geologists on an as needed consulting basis:  David W. Burney (Geologist) and Michael Floersch (Metallurgist, Chemist and Geologist).   During the next 12 months, subject to available funds, we intend to carry out additional exploration work on the Solidaridad property in order to ascertain whether the property possesses commercially exploitable quantities of gold, silver and copper. We cannot predict if commercially exploitable mineral reserves exist on the Solidaridad Properties unt il appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Overview of the Mineral Exploration Process

Mineral exploration is the first stage in the mining process.  Typically, it involves the following:

o

The search for and location of a mineral deposit with mine development potential

o

The definition of the quantity, grade and continuity of the mineral deposit necessary for its classification as a mineral resource; and

o

Demonstration (through feasibility study) of the commercial viability of the mineral resource necessary for its classification as a mineral reserve

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

The Solidaridad and Other Properties

Since March 2003, we acquired exploration concessions to the Solidaridad Properties.  The rights to the Solidaridad I property were acquired from the previous owners, Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with us. In exchange for the concession, we issued to the prior owners a total of 1,500,000 shares of our common stock, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property. We acquired the exploration concession to the remaining Solidaridad Concession directly from the Mexican government through a concession grant or raffle procedure, pursuant to which we were awarded the exploration concession. We have received formal concession title to all of its properties. The estimat ed sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,162 hectares, Solidaridad IIA – 1.4 hectares, Solidaridad IIB – 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad 4 - 150 hectares and Le Ceiba (Solidaridad V) - 921 hectares. A hectare is equivalent to 2.47 acres. The entire property is now referred to as Solidaridad or La Sabila.  See the paragraph below beginning with: “In February 2006…"

In April 2004, we acquired an exclusive option to conduct geological studies on six mining claims located near Caborca in the state of Sonora, Mexico. The period of exclusivity is five years during which time the parties must agree upon terms of acquiring the mining claims. If the parties fail to agree on such terms during the option period, our rights to the property will expire. We have no mining data with respect to the property, however we intend to conduct  mineral exploration on the property subject to available working capital.

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

In the State of Sonora, Mexico, we acquired an option on the 300 hectare Tajitos project. Of 23 rock chip samples collected in the initial site visit, nine collected samples graded between 0.341 ppm and 6.66 ppm gold. Anomalous gold values (greater than 0.050 ppm) were encountered in 18 of the samples collected.

Exploration rights to mineral properties in Mexico are granted by the government in the form of exploration or exploitation concessions to either persons of Mexican nationality or companies constituted under Mexican laws. An exploration concession enables the holder to explore for, but not extract, minerals for a term of six years. In order to extract minerals, one must receive an exploitation concession from the Mexican government which grants the concession holder the right to extract and mine for minerals for a term of 50 years. In order to maintain concession rights from the Mexican government, a concession holder is required, annually, to perform limited expenditures on each property and pay a fee to the government based on the size of the property under concession. For the Solidaridad Properties, we expect the necessary expenditures not to exceed $5,000 per annum, and the fees payable to the government not to exceed $3,000 per annum. These amounts are adjusted annual ly by an inflation factor.

Large scale index map showing the Solidaridad Project in relation to Mexico City and Morelia.:

Page 1 of 1

N
Morelia
Ciudad de
Mexico
Solidaridad
Project

http://www.usprgold.com/maps/mexico-solidaridad-3.jpg 01/05/08

Solidaridad Properties (Solidaridad IV labelled "El Venado") and road from Paso de Nuñez to La Sabila, June 17 2003:

2000Ft
1000m
N
KS LS
KR LR
"SOLIDARIDAD II"
2162.2383 has.
054-07461
"EL JABALIN"
292.0000 has.
T-203758
"SOLIDARIDAD"
174.5447 has.
T-202378
PPO
"SOLIDARIDAD II" F.A.
1.4544 has.
054-07461
"SOLIDARIDAD III"
294.0000 has.
T-207935
"LA CEIBA"
921.3381 has.
T-203703
"EL VENADO"
149.4245 has.
T-203210
SECRETARÍA DE ECONOMÍA
JUN. 17 2003
AGENCIA DE MINERÍA EN MORELIA, MICH.
SUPERFICIE TOTAL CON MEJORES DERECHOS = 1,831.3073 has.
TRABAJO PERICIAL EXPLORACION
LOTES MINEROS: 054-07461 Y
054-07461 FRACCION A
INEGI E14A54 TIQUICHEO ITRF92
CROQUIS ESCALA 1:50000
CARLOS AGUILAR ZARUR
PERITO MINERO 591-5
MORELIA, MICH. 11042003
N = 2090 000 m
E = 300 000 m

Plan detail of Solidaridad Properties, scale 1:50000:

TRABAJO PERICIAL EXPLORACIÓN
054-07461 "SOLIDARIDAD II"

PLANO DE DETALLE
ESCALA 1:50,000

054-07461 "SOLIDARIDAD II" FRACCIÓN A
MPIO. CARACUARO, MICH
(HUECO PREEXISTENTE)

NA

TERRENO LIBRE

ESTE 4700.00 m
"SOLIDARIDAD II"
054-07461
3995.0000 has. SOLICITADAS
2162.2383 has. RESULTANTES
SUR - 4300.00 m
TERRENO LIBRE
NORTE - 8500.00 m
SUPERFICIE CONCESIONADA: 1831.3073 has.
T-202378, T-203210, T-203703, T-203755, T-207935
PPO
054-07461
054-07461 F.A.
ESTE - 2600.00 m
LINEA AUXILIAR
SOLIDARIDAD II" FRACCIÓN A
054-07461
1.4564 has. (HUECO)
SUR - 4200.00 m
SECRETARÍA DE ECONOMÍA
JUN. 17 2003
AGENCIA DE MINERIA EN MORELIA, MICH.
OESTE - 4700.00 m.

TERRENO LIBRE

SOLICITANTE

DATOS DEL PERIMETRO 054-07461 "SOLIDARIDAD II" SOLICITADO Y AMPARADO

			COORDENADAS UTM ITRF 92	
LADOS	RUMBOS	DIST. -M-	Y -M-	X -M-
PP 054 07461			2095812.4052	302037.1590
PP-01 L. AUX.	ESTE	2600.0000	2095812.4052	304637.1590
01-02	SUR	4200.0000	2091612.4052	304637.1590
02-03	OESTE	4700.0000	2091612.4052	299937.1590
03-04	NORTE	8500.0000	2100112.4052	299937.1590
04-05	ESTE	4700.0000	2100112.4052	304637.1590
05-01	SUR	4300.0000	2095812.4052	304637.1590

SUPERFICIE SOLICITADA: 3995.0000 has.

DATOS DEL PERIMETRO AMPARADO (HUECO) 054-07461 "SOLIDARIDAD II" F.A.

			COORDENADAS UTM ITRF92	
LADOS	RUMBOS	DIST. M	Y -M-	X -M-
PP 054-07461			2095812.4052	302037.1590
PP-01 L. AUX.	SUR	500.0000	2095312.4052	302037.1590
01-02	ESTE	500.0000	2095312.4052	302537.1590
02-03	SUR	12.1200	2095300.2850	302537.1590
03-04	OESTE	1200.0000	2095300.2850	301337.1590
04-05	NORTE	12.1200	2095312.4052	301337.1590
05-01	ESTE	700.0000	2095312.4052	302037.1590

LIGA TOPOGRAFICA
PP (Sol.) T-178961 "EL ENSINAL" (CADUCO) A PPO T-202378 "SOLIDARIDAD"
NW 00° 17' 29" Y 12.12 m.

CARLOS AGUILAR ZARUR
PERITO MINERO 591-5

ML: T 178961

Area surrounding La Sabila:

5mi
10km
KS
LS
KR
054-07461
PC 6009
TRABAJO PERICIAL EXPLORACION
LOTES MINEROS: 054-07461 Y
054-07461 FRACCION A
INEGI E14-4 CIUDAD ALTAMIRANO
CROQUIS ESCALA 1:250000
CARLOS AGUILAR ZARUR
PERITO MINERO 591-5
MORELIA, MICH. 11042003
SECRETARIA DE ECONOMIA
AGENCIA DE MINERIA
EN MORELIA, MICH.
HUETAMO DE NUÑEZ
Tiquicheo
San Lucas
Zirándaro
Los Chavez

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

MIM Drill Hole Map (1997-98):

500ft
250m
N
Td
SO 29 2.115
SD97-10
SO-1 0.042
SD97-9
~5 m @ 2.7 g/mt Au
S7-11 4.725
S7-12 3.420
RECON-12 0.015
SD97-8
SO-6 0.154
Main Zone Road 5
LA SABILA
RANCH
Td
SD97-2
RECON-9 <0.005
SD97-1
Main Zone Road 2
SD97-5
SD97-3
South Vein Road 3
10 m @ 5.2 g/mt Au
RECON-11 0.068
South Vein Road 4
10 m @ 9.7 g/mt Au
RECON-10 0.128
Td
SD97-6
Area 1 Tunnels
SD97-7
RECON-3 0.891

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

Risk Factors

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2006 and its Form SB-2 Registration Statement, as amended, filed with the U.S. Securities and Exchange Commission on September 6, 2006 and August 26, 2006, respectively, under the caption “Risk Factors” for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. Readers are also urged to refer to the section entitled “Cautionary Statements “in the Company's aforementione d filings for a broader discussion of such risks and uncertainties.

ITEM 2. DESCRIPTION OF PROPERTY

Our mining properties and projects are described above under  “ The Solidaridad and Other Properties”.  Our business office is located at 5821 Tanagerside Road, Lithia, Florida 33547, and is provided by an employee on a rent free basis under an oral arrangement between the parties.  The Company telephone number (813) 425-2144.

We also rent office (a house) and warehouse (storage) facilities in Morelia, Michoacán, Mexico.  The rental arrangement for the house is governed by a three year lease that terminates on March 31, 2010 and calls for monthly rental payments of approximately $1,470 (US).  The rental arrangements for the warehouse is governed by a two year lease that commenced on April 1, 2007, it can be extended by the mutual agreement of the parties for up to an additional eight years.  The Company believes that these rental arrangements will be sufficient to support its needs for the next 12 months.  In addition, we own one 2005 Ford F-150 pick-up  truck.

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

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time. Accordingly, it would

Not be meaning full, and perhaps misleading, to make estimates of anticipated expenditures beyond the next 12 months. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock. As of May 31, 2007, we had 2,122,500 warrants outstanding, the exercise of which would provide us with $1,061,250 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

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

MAY 31, 2007

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

  26

Consolidated Balance Sheet

  27

Consolidated Statements of Operations and

  28

   Deficit Accumulated During Exploration Stage

Consolidated Statements of Changes in Stockholder’s Equity

  29

   Accumulated During Exploration Stage

Consolidated Statements of Cash Flows

  30

Notes to Consolidated Financial Statements

           31-37

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

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used an d significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

            January 21, 1998

          Year Ended May 31,

           (Date of Inception)

     2007

          2006

             To May 31, 2007

Revenue	$ -	$ -	$ -

Expenses	899,427	277,573	1,932,144

Operating Loss	(899,427)	(277,573)	(1,932,144)

Other Income (Expense)
Interest expense	(402)	(2,441)	(2,843)
Interest income	986		986
Loss accumulated during exploration stage	__________ $ (898,843)	__________ $ (280,014)	___________ $ (1,934,001)

Net Loss Per Share -
Basic and Diluted	$ (.03)	$ (.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	31,665,938	28,367,057

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE

FOR THE YEARS ENDED May 31, 2007, and 2006

					Deficit
			Additional	Paid in	Accumulated
	Common Stock		Paid in	Capital-	During
	Shares	Amount	Capital	Warrants	Exploration Stage	Total
Balance, May 31, 2005	26,816,018	$ 268	$ 814,982	$ -	$ (755,144)	$ 60,106
Sales of common stock	4,332,500	43	1,094,894	27,563		1,122,500
Shares issued for services	233,961	3	96,252			96,255
Warrants exercised	10,000		2,500			2,500
Loss for period					(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	314	2,008,628	27,563	(1,035,158)	1,001,347
Shares issued for services	575,000	6	232,621			232,627
Shares cancelled as part of legal settlement	(400,000)	(4)	4			-
Share adjustment	357,500	3	(3)			-
Loss for period					(898,843)	(898,843)

Balance, May 31, 2007	31,924,979	$ 319	$ 2,241,250	$ 27,563	$ (1,934,001)	$ 335,131

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2007	Year Ended May 31, 2006	January 21, 1998 (Date of Inception) To May 31, 2007

Cash Flows From Operations:
Net loss	$ (898,843)	$ (280,014)	$ (1,934,001)
Charges not requiring the outlay of cash:
Depreciation	6,214	3,107	9,321
Common stock issued for services	232,627	96,255	576,632
Changes in assets and liabilities:
(Decrease) increase in accounts payable	(4,858)	1,072	9,440
Increase in accrued expenses	18,694	-	18,694
Decrease (increase)in miscellaneous receivable	2,087	(2,087)	-

Net Cash Consumed by Operating Activities	(644,079)	(181,667)	(1,319,914)

Cash Flows From Investing Activities:
Investments in mining rights	-	-	(48,598)
Loans to affiliated company	(250,000)	(70,000)	(325,000)
Repayment of loans by affiliate company	250,000	75,000	325,000
Acquisition of equipment	-	(31,071)	(31,071)

Net Cash Consumed by Investing Activities	-	(26,071)	(79,669)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	1,122,500	1,675,000
Proceeds from exercises of warrants	-	2,500	2,500

Net Cash Provided by Operating Activities	-	1,125,000	1,677,500

Net Increase (Decrease) in Cash Balance	(644,079)	917,262	277,917

Cash Balance, Beginning of Period	921,996	4,734	-

Cash Balance, End of Period	$ 277,917	$ 921,996	$ 277,917

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

h.  Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carry forward.

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

m. Impact of Recent Accounting Pronouncements

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from January 21, 1998 (Date of Inception) through May 31, 2007, the Company had no potentially dilutive securities.

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

Year Ended
May 31,
2023	$ 215,924
2024	313,127
2025	226,093
2026	280,014
2027	898,843

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

Year ended May 31, 2008	$17,640

Year ended May 31, 2009	17,640

Year ended May 31, 2010	17,640

9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2006, the Company issued 233,961 shares for services.

During the year ended May 31, 2007, the Company issued 575,000 shares for services.

10.

EXPENSES

Included within expenses are the following items:

Year Ended 5/31/07

Year Ended 5/31/06

Payroll	$ 278,101	$ 6,838
Auto leases and expenses	37,015	10,761
Investor relations	4,421	87,142
Consulting Expense	177,235	2,500
Geology Fees	32,694	27,300
Health insurance	17,032	1,778
Licenses & Permits	13,108	6,092
Office	13,313	389
Accounting Fees	18,040	7,265
Legal Fees	188,074	102,661
Rent	19,542
Meals, Entertainment & Travel	71,076	10,023
Other Expenses	29,776	14,824
Total Expenses	$ 899,427	$ 277,573

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

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors th at could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended May 31, 2007.

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

James O’Rourke

Mr. O’Rourke (65) has been our President since February 2006.Since 1990, Mr. O’Rourke, a professional engineer, has been the president and chief executive officer of Orclann Investments, Inc. (Vancouver, B.C.). Since 2001, has also been the chairman of the board of Compliance Energy Corporation (Vancouver, B.C.), and since 2003, the president of Huckleberry Mines, Ltd. . In total,

Mr. O’Rourke has over 30 years of hands-on experience in mine evaluation, financing, development, operations and product marketing in Canada, United States, South American and the Philippines.

Mr. O'Rourke graduated from the University of British Columbia with a BSc. Degree in Mining Engineering. During the initial 14 years of his career, Mr. O’Rourke was involved in a number of major new mine start-ups including Gibraltar, Marcopper, and Endako, while working with Placer Development Limited. Later in his career, during his tenure as President and CEO of Princeton Mining Corporation he was responsible for the acquisition of the 25,000 tons per day Similco Open Pit Copper Mine. He was also involved in the development of the $60 million underground block cave development at Cassiar and the $140 million Huckleberry Mine development. He is also a director of numerous public and private companies in the field of mining and project development. Mr. O’Rourke has a number of professional affiliations, including the Professional Engineers Association of British Columbia, the Canadian Institute of Mining and Metallurgy and the American Inst itute of Mining and Metallurgical Engineers. In addition, he has served has a director of such associations as the British Columbia Mining Association, the Mining Association of Canada and the Vancouver Board of Trade.

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

The Summary Compensation Table below summarizes all compensation awarded to , earned by, or paid to our Chief Executive Officer by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2007, 2006 and 2005.  The Outstanding Equity Awards at Fiscl Year-End Table also below provides information concerning unexercised options; stock that as not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our fiscal year ended May 31, 2007.  Since no executive officer received total annual compensation in excess of $100,000, the only named executive officer in the tables below is Peter Toscano, our Chief Executive Officer.

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

	Shares	Warrants	Class of
	Beneficially	Beneficially	Shares	Percentage
Name and Address	Owned	Owned	Owned	Of Class*

Peter Toscano (a) (1)	4,900,000		Common	15.26

Jack Wagenti (a) (2)	5,650,000		Common	17.59

Jose Garcia (a)	1,350,000		Common	4.20

Walter Salvadore (c) (3)	40,000		Common	**

Brian Russell (c)	5,000		Common	**

Robert Astore (c)	-		Common	-

James O’Rourke (c) (4)	80,000	40,000	Common	**

All Directors and Officers as a Group (7)	9,025,000	60,000		37.63%

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

U. S. Precious Metals, Inc.

s/ Peter Toscano
____________________________________________________________
Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors for the period covered by this Annual Report, as amended)

Date:  April 30, 2008

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

Date: April 30, 2008.

                                      /s/ Peter Toscano

____________________________________________________

Peter Toscano

(Chief Executive Officer, Principal Operating Officer

and Chairman of the Board of Directors for the period covered by this Annual Report, as amended )

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

Date: April 30, 2008.

/s/ Jack Wagenti Jack Wagenti (Principal Financial Officer for the period covered by this Annual Report, as amended)

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

Date: April 30, 2008.

                                    /s/ Peter Toscano

_________________________________________

Peter Toscano

(Chief Executive Officer, Principal Operating Officer and

Chairman of the Board of Directors for the period covered by this Annual Report, as amended )

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

Date: April 30, 2008.

/s/ Jack Wagenti Jack Wagenti (Principal Financial Officer for the period covered by this Annual Report, as amended)