Form 10-K
period 2008-05-31
U S PRECIOUS METALS INC
filed 2008-09-15
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended May 31, 2008

U. S. PRECIOUS METALS, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

DELAWARE	000-50703	14-1839426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

950 Celebration Blvd. Ste. A, Celebration, FL		34747
(Address of principal executive offices)		(Zip Code)

(407) 566-9310

(Issuer’s telephone number, including are code)

5821 Tanagerside Road, Lithia, FL

(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Jesus Oliveras, CFO of U.S. Precious Metals, Inc.

950 Celebration Blvd., Suite A

Celebration, FL 34747

Telephone: 407-566-9310/Fax: 407-566-9321

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☑ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

‘Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Don not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ¨ ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,910,496 as at, November 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer: 48,660,499 had shares of common stock issued and outstanding as of August 28, 2008.

Documents incorporated by reference: None

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10K contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks referred to in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  As used in this annual report the terms “we”, “us”, “our” the “Company” and “USPR”, mean U.S. Precious Metals, Inc. unless otherwise indicated.

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

U.S. PRECIOUS METALS, INC.

FORM 10-KSB/A

MAY 31, 2008

TABLE OF CONTENTS

PART	ITEM NO.
			5
I	1	DESCRIPTION OF BUSINESS	15
	1A	RISK FACTORS	16
	1B	UNRESOLVED STAFF COMMENTS	16
	2	PROPERTIES	16
	3	LEGAL PROCEEDINGS	16
	4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

II	5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	16
	6	SELECTED FINANCIAL DATA	19
	7	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OFOPERATION	20
	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL	39
	9A	CONTROLS AND PROCEDURES	40
	9B	OTHER INFORMATION	40

III	10	DIRECTORS, EXECUTIVE OFFICERS ANDCORPORATE GOVERNANCE	41
	11	EXECUTIVE COMPENSATION	45
	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	50
	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	52

IV	15	EXHIBITS	53

		SIGNATURES	54
		INDEX TO ATTACHED EXHIBITS	55
		ATTACHED EXHIBITS	56

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

For the year ended May 31, 2008, we had no revenues and losses of $4,872,816; and since inception on January 21, 1998 we have had cumulative losses of $6,806,816. Furthermore, as of May 31, 2008, we had $623,017 in cash. Currently, we believe that we do not have sufficient capital to execute our business plan and sustain it over the next 12 months, and it is likely that we may require additional funds during that period. We intend to seek additional equity financings which may not be available to us at reasonable terms or at all. We also intend to obtain debt financing for the furtherance of our development and exploitation phase projected to take place in fiscal year 2008.

Business Description

We are an exploration company engaged in the acquisition, exploration and development of mineral resource properties. Currently we have the Solidaridad group of concessions totaling approximately 38,000 acres.

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

Our wholly owned concession is located in southern  Michoacan., which is in the southwestern portion of Mexico. The regional area is accessible by a paved road from the city of Morelia, the capital of the State, and the claim sites are accessible by a gravel road from the village of Paso de Nunez. The site of the Solidaridad Properties is part of the Sierra Madre range, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is provided to the area by a main power line running north towards the center of the valley adjacent to the gravel road.

The Solidaridad Group Concessions

Previous exploration at La Sabila by M.I.M. Holdings (now Xstrata) in 1997-98 identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation drill holes. The drilling indicated gold-copper-silver mineralization. Based on M.I.M.'s estimates, the largest zone,  the Main Zone proved  3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper to a depth of 150 meters. Two other significant areas of mineralization identified by M.I.M. include the North Zone, which occurs 300 meters north of  the Main Zone, and Cuendao, which lies 2 kilometers to the south.

Research into the status of this property was completed by USPR, Inc. and our subsidiary, U.S. Precious Metals of Mexico and in March 2003, USPR, acquired the Solidaridad Group Concessions.  The rights to the Solidaridad I property were acquired from the previous owners, Israel Tentory Garcia, Victorio Gutierrez Cardenas, J. Trinidad Gomez Pineda, Custodio Huitron Vargas, Rosendo Ortega Alejandre, Juan Alberto Contreras Vazquez, Luis Segundo Arreola and Francisco Garcia Granados, who were unaffiliated with us. In exchange for the concession, we issued to the prior owners a total of 1,500,000 shares of our common stock, and agreed to pay such parties the sum $1,000,000 if the claim is sold to an unaffiliated third company that will conduct the exploitation on the property. We acquired the exploration concession to the remaining Solidaridad Concession directly from the Mexican government through a concession grant or raffle procedure, pursuant to which we were awarded the exploration concession. We have received formal concession title to all of its properties. The estimated sizes of the properties are as follows: Solidaridad I - 175 hectares, Solidaridad II - 2,162 hectares, Solidaridad IIA – 1.4 hectares, Solidaridad IIB – 0.1 hectares, Solidaridad III - 294 hectares, Solidaridad 4 - 150 hectares and Le Ceiba (Solidaridad V) - 921 hectares. A hectare is equivalent to 2.47 acres. The entire property is now referred to as Solidaridad or La Sabila. In February 2006, our Mexican subsidiary claimed a mine concession lot entitled “La Sabila” with a surface size of approximately 11,405 hectares surrounding the Solidaridad properties in order to protect the future exploration and exploitation of the Solidaridad properties.

To date, we have commenced exploration activities. Ten kilometers of existing roads on the concession have been repaired by a heavy equipment contractor from Morelia. A survey contractor from Morelia has completed the second phase of surveying. The survey map now includes an area along the main access road extending easterly to include the Main Zone.  A drilling campaign was initiated in February, 2008.  The drilling consists of drill holes less than 300 meters, to define and confirm the mineralized zones previously identified by MIM and provide mine planning data. A second strategy, drill holes less than 700 meters, is intended to explore for deeper targets. All drilling consists of core with the core available in our lab facility and available for inspection.

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

LIGA TOPOGRAFICA
PP (Sol.) T-178961 "EL ENSINAL" (CADUCO) A PPO T-202378 "SOLIDARIDAD"
NW 00° 17' 29" Y 12.12 m.

CARLOS AGUILAR ZARUR
PERITO MINERO 591-5

ML: T 178961

Area surrounding La Sabila:

5mi
10km
KS
LS
KR
054-07461
PC 6009
TRABAJO PERICIAL EXPLORACION
LOTES MINEROS: 054-07461 Y
054-07461 FRACCION A
INEGI E14-4 CIUDAD ALTAMIRANO
CROQUIS ESCALA 1:250000
CARLOS AGUILAR ZARUR
PERITO MINERO 591-5
MORELIA, MICH. 11042003
SECRETARIA DE ECONOMIA
AGENCIA DE MINERIA
EN MORELIA, MICH.
HUETAMO DE NUÑEZ
Tiquicheo
San Lucas
Zirándaro
Los Chavez

 Exploration, La Sabila, 2009

The “Plan for Exploration, 2009” consists of continued drilling of the Solidaridad Concessions, (La Sabila).  To date we have completed 9 drill holes with plans to continue drilling through 2009. The core is logged in detail, mineralized intercepts are sawed, sampled, then shipped to the United States for assay by an independent laboratory.  The information from the core logs and assays are then plotted on cross sections and plan maps generated by the geologic staff.  In addition, the data is entered into a computer modeling program so that comparisons can be made by the staff.

The drilling campaign will expand into other areas of the concession in 2009.  The North Zone has been targeted for shallow drilling with access roads currently being repaired.  Surface samples taken during 2008 have identified potential drilling targets.  Further exploration and field mapping will be required prior to target selection.  Additionally a target to the south of the Main Zone, Cuendeo, is being evaluated for drilling.

Laboratory Facility

The warehouse in Morelia houses the core lab, provides a core storage area and temporary offices.  In addition a chemistry and metallurgical Lab has been built within the warehouse.

Metallurgical Testing

Metallurgical testing of the ore will begin in the USPR laboratory in Morelia.  The testing of the ores is a multifaceted process.  Oxide and sulfide ores are both present within the mineralized zones.  The processes to concentrate and extract the metals from oxide and sulfide ores are different and require different processing. Our Lab facility will establish the methods for extracting the metals from the ore.

Installation of a pilot plant has been approved by the Mexican authorities.  The plant will begin processing bulk samples of the ore under the direction of our Lab and technical staff during 2009.

Property Development

Development of the property includes the construction of new roads and drill pads for exploration drilling and access to remote areas of the concession.  New roads will open areas for sampling and mapping. In addition channel cuts and trenching will be completed as directed by the geologic staff while the heavy equipment is building the new roads.

Estimated expenditures:

Definition Drilling ……………………………………………………..	$1,000,000
Exploration Drilling ……………………………………………………	$2,000,000
Assaying ……………………………………………………………….	$100,000
Surveying .......………………………………...……………………….	$100,000
Geochemical Soil Survey ……………………………………………...	$100,000
Metallurgical Testing …………………………………………………	$250,000
Laboratory………………………………………………………………	$250,000
Pilot Plant………………………………………………………………	$2,000,000
Heavy equipment contracting and road construction ………………….	$500,000
Support equipment ……………………………………………………..	$250,000
Field work ……………………………………………………………...	$200,000
Support staff ……………………………………………….…………...	$500,000
Administration …………………………………………………………	$500,000
Travel & hotel ………………………………………………………….	$500,000
Miscellaneous expense ………………………………..……………….	$100,000
Total	$8,350,000

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

Our Employees

As of September 6, 2008, we have 10 employees In the Mexican subsidiary plus an assortment of contractors.  We have 7 employees in our corporate headquarters, for a total of 17 employees. Most of our employees in the Mexican subsidiary are now managed by an employment agency, which reduces the company burden and legal risks during the exploration stage.  Social Health Care is included in their benefit package.

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

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. The company management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our mining properties and projects are described above under “The Solidaridad and Other Properties” in Item 1, above..  Our business headquarters office is located at 950 Celebration Blvd., Suite A, Celebration, FL 34747, and our subsidiary in Mexico is located at Jaracandas 119 Col. Fraccionamiento los Angeles, CP 58100 Morelia, Michoacan, Mexico.  The Company telephone number (407) 566-9310

We rent an office in Celebration, Florida and a house and warehouse (storage) facilities in Morelia, Michoacán, Mexico.  The rental arrangement for the Celebration office is under a sub lease with an affiliated company (International Power Group, Ltd.) with remaining term of three years. The house I Morelia is governed by a three year lease that terminates on March 31, 2010 and calls for monthly rental payments of approximately $1,470 (US).  The rental arrangements for the warehouse is governed by a two year lease that commenced on April 1, 2007, it can be extended by the mutual agreement of the parties for up to an additional eight years.  The Company believes that these rental arrangements will be sufficient to support its needs for the next 12 months.

ITEM 3.

 LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “USPR”. Prior to January 14, 2006, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for each quarter of our fiscal years ending May 31, 2007 and 2008 and the quarter ending August 31, 2008.

Price Range
	High ($)	Low ($)
Quarter ended 8/31/06	$ 0.65	$ 0.20
Quarter ended 11/30/06	$ 0.48	$ 0.26
Quarter ended 2/28/07	$ 0.50	$ 0.21
Quarter ended 5/31/07	$ 0.45	$ 0.25
Quarter ended 8/31/07	$ 0.60	$ 0.13
Quarter ended 11/30/07	$ 0.18	$ 0.18
Quarter ended 2/28/08	$ 1.00	$ 0.94
Quarter ended 5/31/08	$ 0.77	$ 0.70
Quarter ended 8/31/08	$ 1.01	$ 0.65

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

On August 22, 2008, there were 34 broker-dealers making a market in our common stock. On August 28, 2008, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.38 and $0.58 per share, respectively.

Holders

As of August 28, 2008 there were 346 holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not paid any cash dividend to date and we may not be able to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the Delaware Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Equity Securities

During the fiscal year, that is period ended May 31, 2008, the Company received $80,000.00 from the exercise of 320,000 warrants.

During the fiscal year 2008, the company sold 10,175,000 shares of stock to various investors for $1,417,500. The shares were sold in blocks, each consisting of 100,000 shares of stock with the right to exercise 50,000 warrants at $.25 cent. The issuance included 5,087,500, of which 4,587,500 can be exercised in one year at $.25 cents and 500,000 are exercisable at $1.00. In addition to the aforementioned sales of shares of our common stock for gross proceeds of $1,417,500, we issued 4,808,000 shares for services during the fiscal year ended May 31, 2008 including shares issued to officer, directors and/or employees of the Company.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act").

Warrants Outstanding

As of year end May 31, 2008, we had 4,767,500 common stock purchase warrants outstanding, the exercise of which would result in the issuance of an additional 4,767,500 shares of common stock. From this total, we had 4,267,500 warrants exercisable at $.25 cents and 500,000 exercisable at $1.00. The potential proceeds of a full portfolio exercise would have gross proceeds $1,586,875. We cannot predict if and when these warrants, or any portion of them, will be exercised. The exercise of the warrants depends upon many factors, many of which we have no control, including the then current public trading price of our common stock, which as of August 28, 2008 was traded for $.55 cents. If they are exercised, it is likely that they will be exercised only if the public trading price of our common stock is significantly greater than the exercise price. To the extent that warrants are exercised, the position of shareholders who do not exercise warrants will be diluted in terms of their percentage of ownership and per share cost basis.

Rule 144 Shares

As of August 28, 2008, we had 48,660,499 shares of common stock outstanding, 20,798,099 of which are freely tradable.  Of the remaining shares, 23,054,400 are immediately eligible for resale to the public under Rule 144 of the Securities Act. The final 4,808,000 shares were issued for services during the fiscal year ended May 31, 2008 (150,000 shares during the quarter ended August 31, 2007, 3,498,000 shares during the quarter ended February 29, 2008, and 1,160,000 shares during the quarter ended May 31, 2008), and will become eligible for public resale after a one year holding period.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell within any three-month period beginning 90 days after the date of this prospectus, a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding, or the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of August 28, 2008, persons who are our affiliates (officers, directors and/or shareholders owning 10% or more of our outstanding common stock) hold 11,550,000 of the shares that will be eligible for Rule 144 sales. Although approximately 10,050,000 of those shares have been held by these affiliates for more than one year, as affiliates they are subject to the volume limitations discussed above and would not become eligible to use Rule 144 as non-affiliates until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

The public sale of shares under Rule 144 may have a negative effect on the trading price of our common stock.

Registration Rights

Except for the shares covered by the Form SB-2 registration statement we have filed with the Securities and Exchange Commission in August 2005, we have not granted registration rights to any of our shareholders or to any other person.

Equity Compensation Plan Information

During the fiscal year ended May 31, 2008, our Board adopted the 2007 Stock Option Plan of U.S. Precious Metals, Inc. under which options to purchase shares of our common stock were conditionally granted during the fiscal year ended May 31, 2008. The grants were conditioned upon the plan receiving majority shareholder approval prior to December 31, 2008. Said shareholder approval was received after our fiscal year end in August 2008.  Accordingly, the conditional option grants under plan became effective at that time, and will be reported as granted in our Annual Report for the Fiscal Year Ended May 31, 2009

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Issuer Repurchases of Equity Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the “Company” and "USPR" mean U.S. Precious Metals, Inc. unless otherwise indicated. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in our areas of exploration. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

PLAN OF OPERATION

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to continue the drilling campaign and complete the drilling program described above under Plan of Exploration. (See Part I, Item 1, “Description of Business-Proposed Exploration”, above.) We anticipate that this will cost, over the next 12 months, approximately $8,350,000. Also, we submitted the application for the approval of the environmental study to the Mexican authorities and have obtained the approval. We intend to begin the developmental stage during this fiscal year. If we are able to find the funding either through equity or debt financing, we will be able to set up the facilities to begin the ore extraction and generate revenues.

Projected Timetable

Goal	Projected Date

1. Processing of site permits in Mexico and start road and pilot plan construction	October 31, 2008
2. Sign joint venture for the extraction, processing and transport	October 31, 2008
3. Obtain financing for the initial portion of the plan	November 30, 2008
4. Complete facilities plans and begin construction	December 30, 2008
5. Begin excavation and ore piling	January 31, 2009

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time. Accordingly, it would not be meaning full, and perhaps misleading, to make estimates of anticipated expenditures beyond the next 12 months. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock. As of May 31, 2008, we had 4,767,500 warrants outstanding, the exercise of which would provide us with $1,566,875 in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock.

We have also been able to raise capital through the sale of shares of stock.  As of May 31, 2008, we raised $1,417,500 in stock purchases and $80,000 in exercise of warrants. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors or principal shareholders to meet our obligations over the next twelve months. We intend to encourage the exercise of warrants to complete the plan of exploration until additional financing is obtained to initiate the development and construction phase of the exploitation plan. If we are unable to raise sufficient additional funding through equity financing and/or loans, we will next attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.

If we do require additional financing and it is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our business plan.

A detailed schedule of the capital needs for the next fiscal year is as follows:

Estimated Expenditures	Fiscal Year 2009

Definition Drilling	1,000,000
Exploration Drilling	2,000,000
Pilot Plant	2,000,000
Assaying	100,000
Surveying	100,000
Geochemical Soil Survey	100,000
Metallurgical Testing	250,000
Laboratory	250,000
Heavy equipment contracting and road construction	500,000
Support equipment	250,000
Field work	200,000
Support staff	500,000
Administration	500,000
Travel & hotel	500,000
Miscellaneous expenses	100,000

Total Expenses	$ 8,350,000

Results of Operations for Years Ending May 31, 2007 and May 31, 2008.

Financial Information from Comparative Years

We did not earn any revenues during the years ending May 31, 2007 and 2008. We do not anticipate earning revenues until such time, if at all, that the exploitation of the mine becomes economically feasible and viable. We are presently in the exploration stage of our business and have obtained approval for the environmental impact study to begin the construction of roads to facilitate the continued development and construction of facilities to carry out the exploitation plan.  Although the drilling campaign has been ongoing and the results look positive, we can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $899,427 in the fiscal year ended May 31, 2007 and $4,882,685 in the fiscal year ended May 31, 2008.

The major expense components driving the increase from fiscal year 2007 to 2008 are consulting fees ($1,344,792), employee awards ($1,652,000) and officer’s awards ($900,500) or a net increase of $3,897,292 as compared to fiscal year 2007. Our corporate office also added additional staff who received stock as part of their compensation. Consulting fees include payments for geologists, engineers, and other assaying and drilling services. There was a net increase of $85,966 in the remaining expense items from fiscal year 2007 to 2008 with an increase in drilling and excavation expenses of $260,075 during the same periods, as the driver in all other categories.  Drilling activity increased substantially in the first and second quarter of this year as part of an aggressive exploration campaigning

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Financial Condition and Liquidity

At May 31, 2007, we had total assets of $363,265 consisting of cash in the amount of $277,917, and various other assets of $85,348.

As of the fiscal year ended May 31, 2008, we had total assets of $1,027,116 consisting of Cash in the amount of $623,017 and other various assets totaling $404,099.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Account Policies and Estimates

The Company has determined from the significant accounting policies disclosed in Note 1 of the Company’s financial statements, that the following three disclosures are critical accounting policies.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Mine Development Costs.

Revenue Recognition Policy

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is considered probable. The passing of title to the customer is based on terms of sales contracts.

ITEM 7A.

QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

  25

Consolidated Balance Sheet

  26

Consolidated Statements of Operations and

  27

   Deficit Accumulated During Exploration Stage

Consolidated Statements of Changes in Stockholder’s Equity

  28

   Accumulated During Exploration Stage

Consolidated Statements of Cash Flows

  29

Notes to Consolidated Financial Statements

           30-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

U. S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and its subsidiary (an exploration stage company) as of May 31, 2008 and 2007, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008 and May 31, 2007, and the period from January 21, 1998 (date of inception) to May 31, 2008.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Precious Metals, Inc. and its subsidiary, as of May 31, 2008 and May 31, 2007, and the results of their operations and their cash flows for the years ended May 31, 2008, May 31, 2007, and the period from January 21, 1998 (date of inception) to May 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

September 10, 2008

Wayne, New Jersey

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	May 31, 2008	May 31, 2007
ASSETS	(Audited)	(Audited)
Current Assets:
Cash	$ 623,017	$ 277,917
Miscellaneous receivables	11,306	-
Prepaid Insurance	22,153	-
Total current assets	656,476	277,916

Fixed Assets:
Vehicles	39,429	31,071
Property, plant and equipment	86,931	-
Total fixed assets cost	126,360	31,071
Less: accumulated depreciation	(20,050)	(9,321)
Net fixed assets	106,310	21,750

Other Assets:
Investment in mining rights	100,875	63,599
Loan to affiliated company	106,275	-
Deposits	57,180
Total other assets	264,330	63,599
Total Assets	$ 1,027,116	$ 363,265

LIABILITES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	13,484	9,440
Accrued expenses	52,842	18,694
Accrued Salaries	13,527	-
Total current liabilities	79,853	28,134

Stockholder’s Equity
Common stock: authorized 100,000,000 shares of $.00001 par value;
47,227,979 and 31,924,979 shares issued and outstanding
As of May 31, 2008 and 2007 respectively	472	319
Capital in excess of par value	6,757,710	2,241,250
Paid in capital - Warrants	1,017,650	27,563
Deficit accumulated during exploration stage	(6,806,816)	(1,934,001)
Accumulated other comprehensive income	(21,753)	-
Total stockholders' equity	947,263	335,131
Total Liabilities and Stockholders' Equity	$ 1,027,116	$ 363,265

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

ACCUMULATED DURING EXPLORATION STAGE

			21-Jan-98
			(Date of Inception
	Year Ended	Year Ended	of Exploration Stage
	May 31, 2008	May 31, 2007	To May 31, 2008

Revenues	$ -	$ -	$ -

Expenses	4,882,685	899,427	6,818,182

Operating Loss	(4,882,685)	(899,427)	(6,818,182)

Other Income (Expense):
Interest income	9,869	986	12,352
Interest Expense	-	(402)	(986)

Loss accumulated during
exploration stage	(4,872,816)	(898,843)	(6,806,816)

Other Comprehensive Income:
Foreign currency translation
Loss	(21,753)	-

Total Comprehensive Loss	$ (4,894,569)	$ (898,843)

Net Loss per Share
Basic and Diluted	$ (0.13)	$ (0.03)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	$ 36,625,340	$ 31,665,938

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

ACCUMULATED DURING EXPLORATION STAGE

FOR THE YEARS ENDED May 31, 2007, and 2008

	Common Stock		Additional	Paid in Capital	Other	Deficit Accumulated
	Shares	Amount	Paid in Capital	Warrants	Comprehensive Income	During Exploration Stage	Total
Balance, May 31, 2006	31,392,479	$314	$2,008,628	$27,563	$0	($1,035,158)	$1,001,347

Shares issued for services	575,000	6	232,621				232,627
Shares cancelled as part of
legal settlement	(400,000)	(4)	4				-
Share adjustment	357,500	3	(3)				-
Net loss for the year						(898,843)	(898,843)

Balance, May 31, 2007	31,924,979	$319	$2,241,250	$27,563	$0	($1,934,001)	$335,131

Shares issued cash	10,175,000	102	1,417,398				1,417,500
Shares issued for services	4,808,000	48	4,009,152				4,009,200
Value of warrants issued			(1,079,250)	1,079,250			-
Shares for warrants exercised	320,000	3	79,997				80,000
Value of expired warrants			27,563	(27,563)			-
Value of warrants exercised			61,600	(61,600)			-
Foreign currency translation loss					(21,753)		(21,753)
Net loss for the year						(4,872,816)	(4,872,816)
Balance, May 31, 2008	47,227,979	$472	$6,757,710	$1,017,650	($21,753)	($6,806,817)	$947,263

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			21-Jan-98
	Fiscal Year Ended		(Date of Inception)
	May 31, 2008	May 31, 2007	To May 31, 2008
Cash Flows From Operating Activities
Net Loss	($4,872,816)	($898,843)	($6,806,817)
Charges Not Requiring Outlay of Cash:			-
Depreciation	10,728	6,214	20,049
Common stock issued for services	4,009,200	232,627	4,585,832
Common stock issued as settlement	-	-	-
Changes in Assets and Liabilities:			-
Increase (decrease) in accounts payable	4,044	(4,858)	13,484
Increase in accrued expenses	47,676	18,694	66,370
Increase (decrease) in miscellaneous receivables	(11,305)	2,087	(11,305)
Increase in prepaid insurance	(22,152)	-	(22,152)
Increase in deposits	(57,180)	-	(57,180)
Net cash provided by operating activities	(891,806)	(644,079)	(2,211,720)

Cash Flows from Investing Activities:
Investment in mining rights	(37,277)	-	(85,875)
Loan to affiliated company	(106,275)	(250,000)	(431,275)
Repayment of loan by the affiliated company		250,000	325,000
Acquisition of equipment	(95,289)	-	(126,360)
Net cash consumed by investing activities	(238,841)		(318,510)

Cash From Financing Activities
Proceeds from sales of common stock	1,417,500	-	3,092,500
Proceeds from exercise of warrants	80,000	-	82,500

Net cash provided by financing activities	1,497,500	-	3,175,000

Effect of exchange rate changes on cash	(21,752)	-	(21,752)
Net increase (decrease) in cash balance	366,852	(644,079)	644,769
Cash balance, beginning of period	277,917	921,996	-

Cash balance end of Period	$623,017	$277,917	$623,017

The accompanying notes are an integral part of these financial statements.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

1.

ORGANIZATION AND BUSINESS

Organization of Company

The Company is a Delaware Corporation, formed January 21, 1998.  Until the year ended May 31, 2003 the Company was inactive. Exploration rights to four mining sites were acquired during the year ended May 31, 2003, and rights to an additional site were acquired during the year ended May 31, 2004.  In November 2002, the Company commenced the private placement of its common stock and is listed in the OTCBB. In March 7, 2003, the company established a wholly owned subsidiary in Mexico under the name of US Precious Metals de Mexico, S.A. de C.V.. This latter company operates under Mexican laws and holds the rights for the exploration rights.

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. 7 and industry guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From inception to May 31, 2008, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling mapping and assaying.  No revenue had been realized through May 31, 2008.  The Company has incurred losses from inception to May 31, 2008 of $6,806,816.

Business

On March 23, 2003, the Company’s wholly owned subsidiary acquired exploration rights to a mining property (Solidaridad I) located in the Mexican state of Michoacan.  From March 27 to June, 2003, exploration rights to other mining properties (Solidaridad II – IV), also located in the state Michoacan, were acquired by the Company’s wholly own subsidiary.  As consideration for the exploration rights to Solidaridad I, the Company issued 1,500,000 shares of common stock and obligated itself to pay $1 million if mining rights to Solidaridad I are sold to a third party.  The only costs of acquiring the rights to the other Solidaridad properties were legal fees and fees to governmental authorities.  During May, 2004, the Company’s wholly owned subsidiary paid $15,995 in cash to acquire exploration rights to an additional property (La Ceibra), which is located in the state of Sonora, Mexico.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

e.  Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable and accounts payable, approximate their fair values at May 31, 2008.

f.  Fixed Assets

Fixed assets are recorded at cost.  Depreciation is calculated on straight line basis, using useful life of five years for automobiles.

g.  Investments In Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

h. Mine Development

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Mine Development expense. These costs will be capitalized when such classification occurs.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

i.  Income Taxes

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carry forwards.

j.  Use of Estimates

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

k.  Advertising Costs

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

m. Segment Reporting

Management treats the operations of the Company as one segment.

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

3.

COMMON STOCK

The Company is authorized to issue preferred and common stock.  As of May 31, 2008, only common stock had been issued.  All of the shares of common stock issued for cash were sold as units.  Each unit consists of one share of common stock and one half of a warrant.  As of the fiscal year ended May 31, 2008, there were 4,767,500 warrants outstanding.  All warrants issued in 2008 have a one year exercise term. Warrants have been issued with exercise prices of $.25 cents and $1.00 dollar.

Changes in the outstanding warrants during the years ended May 31, 2007 and 2008 are detailed on the following schedule.

Balance, May 31, 2006	6,062,500

Warrants expired during year ended May 31, 2007	(3,940,000)
Warrants exercised	-

Balance, May 31, 2007	2,122,500

Warrants Issued during the year ended May 31, 2008	5,087,500
Warrants expired during the year ended May 31, 2008	(2,122,500)
Warrants exercised during the year ended May 31, 2008	(320,000)

Balance, May 31, 2008	4,767,500

The following is a breakdowen of the outstanding warrants, all fully exercisable, by exerciseprice:

                        Exercise price

# of Warrants

$.25	4,267,500
$ 1.00	500,000

                                                                                         4,767,500

4.

OPTION PLAN

During the fiscal year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (“The 2007 Stock Option Plan”), conditioned upon its approval by the Company’s shareholders by December 31, 2007.  This plan was not timely presented to shareholders prior to December 31, 2007.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

During December 2007, the Company’s board of directors re-approved the 2007 Stock Option Plan conditioned upon the approval by the it’s shareholders by December 31, 2008. The plan includes options to issue up to 20,000,000 shares of stock to officers, directors, key employees and consultants as an incentive for their best efforts. In June 2008, the plan was presented to the shareholders of record through a consent solicitation and was approved by the majority of the shareholders in August 2008. As of May 31, 2008, the company had conditionally granted 9,000,000 options pending shareholder approval of the plan. However, they were not issued until final approval was obtained from the shareholders in August 2008. Accordingly, their value was not reflected in the financials until the required approval was obtained from the shareholders in August 2008.

5.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2006, the Company loaned $70,000 to a company controlled by officers of the Company.  The loan was repaid during the same year.

During the year ended May 31, 2007, a $250,000 loan was made to the same company. This loan was also repaid, with interest, during the year.

During the year ended May 31, 2008, the company had two loans outstanding, with a non affiliated company. The loan expired in June 2008 and the promissory note was extended. There was also another loan for $65,000.00 to same company in April 2008. The note is for one year and carries a 6% interest rate.

None of the loans have been repaid so far and the company expects collection during this fiscal year 2009.

During the year ended May 31, 2008, the company issued shares to officers and directors for services performed as follows:.

Name	Title / Position	NUMBER OF STOCK ISSUED	Value of Stock at Measurement Date
Jesus Oliveras	CFO	10,000	$ 8,000.00
Peter Toscano	Officer and Director	750,000	$ 600,000.00
Jack Wagenti	Director	750,000	$ 600,000.00
Sheldon Baer	Director	500,000	$ 400,000.00
Jose Garcia	VP/Director	200,000	$ 160,000.00
Dave Burney	President	50,000	$ 40,000.00
Brian Russell	Director	200,000	$ 160,000.00
Jerry Pane	Director	200,000	$ 160,000.00
Michael Jack Kugler	CEO/Chairman of Board	500,000	$ 375,000.00
David Burney	President	50,000	$ 37,500.00
		3,210,000	$ 2,540,500.00

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

6.

INCOME TAXES

The Company has experienced losses totaling $6,363,058 during its period of existence. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  The potential benefit of these NOL’s has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, these NOL’s will expire as follows:

Year Ended	Net Loss
May 31,	Carry forward
2023	$ 199,687
2024	$ 313,127
2025	$ 226,093
2026	$ 280,014
2027	$ 891,523
2028	$ 4,452,614

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as presented below:

Total
Deferred Tax Assets	$2,163,440
Valuation Allowance	$2,163,440
Balance Recognized	$ -

The valuation reserve increased by $1,729,863 during the year ended May 31, 2008.

7

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.  At May 31, 2008, there were outstanding 4,867,500 warrants to purchase common stock.  The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an anti-dilutive effect.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

8.

RENTALS UNDER OPERATING LEASES

Prior to July, 2006, the Company has conducted its operations from office space in New Jersey, owned by a Company officer. That facility was occupied without charge.  The Company office has subsequently been relocated to an office in Celebration, Florida for which there is a monthly lease contract.  The Company also has a three year lease for office space and storage space in Morelia, Michoacan, Mexico.  Rental commitments under that lease are as follows:

Year ended May 31, 2009	17,640

Year ended May 31, 2010	17,640

The contract allows for the renewal of the lease. The Company expects to have new facilities built by the end of the contract and will decide at that time if the cost of this lease is adequate to keep the facilities as a laboratory or storage.

9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the year ended May 31, 2007, the Company issued 575,000 shares for services valued at $232,627.

During the year ended May 31 2007 the Company cancelled 400,000 shares as part of a legal settlement.

During the fiscal year 2008, the company issued 4,808,000 shares for services valued at $4,009,200.

During the year ended May 31, 2008 all of the warrants outstanding as of  May 31, 2007 ( 2, 122,500) expired.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

10.

EXPENSES

Included within expenses are the following items:

			21-Jan-98
			(Date of Inception
Detail of Expenses by Category	Year Ended	Year Ended	of Exploration Stage
	May 31, 2008	May 31, 2007	To May 31, 2008

Geology fees	$ 7,500	$ 32,694	$ 142,094
Professional fees	24,012	206,114	$ 640,436
Salaries	221,391	278,101	$ 525,016
Payroll Taxes	40,949	-	$ 40,949
Consulting fees	1,522,027	177,235	$ 1,708,594
Employee Awards	1,652,000	-	$ 1,652,000
Director's Awards	900,500	-	$ 900,500
Mine Development expense	260,075	-	$ 260,075
Assay expense	14,351	-	$ 14,351
Licenses and Permits	246	13,108	$ 36,093
Travel and Entertainment	56,381	71,076	$ 164,869
Office expense	28,822	13,313	$ 43,587
Auto rental	34,126	37,015	$ 111,308
Office and warehouse rental	40,179	19,542	$ 59,721
Depreciation expense	11,353	-	$ 11,353
Insurance expense	20,681	-	$ 27,318
Other expenses	48,091	51,229	$ 479,919
	$ 4,882,685	$ 899,427	$ 6,818,182

11. COMPREHENSIVE LOSS

Comprehensive loss is as follows:	2008	2007	April 15, 2002 (Date of Inception of Development Stage) To May 31, 2008
Net loss	($4,872,816)	($898,843)	($6,806,816)
Foreign currency translation	(21,753)	0	(21,753)
Comprehensive loss	($4,894,569)	($898,843)	($6,828,569)

The only transactions in comprehensive gains and losses arise from the translation of the records of the Mexican subsidiary from its functional currency ( the Mexican peso or MXN) to the USD reporting currency.. The total for the year was $21,753 vs., -0- in year 2007.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

12

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on Company’s results of operations, financial position, or cash flows.

13.

CONTINGENCIES

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

14.

SUBSEQUENT EVENTS

As of  September 11, 2008, the company obtained approval of the environmental impact and the issuance of the exploitation license by SERMARNAT, the Mexican environmental agency that regulates mining operations. This permit allows the Company to start building facilities to begin the exploitation of the La Sabila concession. In addition, the Company has retained a geologist to determine the existence of proven and probable reserves re: Mexico mining operation  and to assess their value. The combination of a favorable geologist report and the SERMANAT report  mentioned above would  enable the company to seek the debt financing required to execute its business plan and start the development and construction phase, , as defined the IRS Industry Guide #7. Achieving the development and construction phase would require capitalization of further development costs.

During June 2008, the company’s board of directors approved a modification to the 2007 Option Plan  which provides  for  20,000,000 options to be granted to officers, directors, key employees and consultants as an incentive for their best efforts. The plan was also approved  by the shareholders during June, 2008.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934  (Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our report on management’s assessment of our internal control over financial reporting, as reported in our original filing on Form 10-K for the year ended May 31, 2008, was not prepared in the manner prescribed in Rule 13a-15.  We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company’s internal control over financial reporting pursuant to Exchange Act rule 13a – 15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2007.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(A) The Company's Directors and Executive Officers:

Michael Jack Kugler	Chief Executive Officer and Chairman of the Board
Peter Toscano	Secretary/Treasurer and Director
David Burney	President only
Jesus Oliveras	Chief Financial Officer only
Jose Garcia	Vice President and Director
Sheldon Baer	Director only
Jerry Pane	Director only
Brian G. Russell	Director only
Jack Wagenti	Director only

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

Biographical Information

Michael Jack Kugler

Mr. Kugler (69) was appointed Chief Executive Officer and Chairman of the Board of U.S. Precious Metals, Inc. on April 23, 2008 and May 22, 2008.  Mr. Kugler has served as Executive Vice President and Director of Mirror Image Internet Inc. from October 2000 to his recent departure, where he was responsible for managing both financial operations and investor relations for the company.  He has also been a director of International Power Group, Ltd. (OTC BB “IPWG”) since May 16, 2008.

Prior to joining Mirror Image Internet Inc., he was most recently Executive Vice President of the Government Securities Department at Daiwa Securities America Inc, since 1992. From 1984 to 1992, he served as Executive Vice President and a Member of the Board of Directors at Drexel Burnham Lambert Inc. and Chairman of Drexel Burnham Lambert Government Securities Inc.  From 1977 to 1984 Mr. Kugler was Chairman of the government securities division of Merrill Lynch. He also served as a General Partner in Fixed Income at Salomon Brothers for 20 years beginning 1957.

Mr. Kugler attended the Baruch School of Business at the City College of New York and received an Honorary Doctorate of Business Administration degree from Hawthorne College at Antrim, N.H. in 1980. He is a member of the Washington Quarterly Roundtable of the Center for Strategic and International Studies of Washington, D.C.

Peter Toscano

Mr. Toscano (57) was Chairman of the Board of US Precious Metals since May 9, 2002. Mr. Toscano also served as CEO and CFO and currently is the Secretary/Treasurer for the Company.  Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004. Mr. Toscano was an officer of Material Waste Recycling from February 2001 through May 9, 2002. Mr. Toscano over the past five years has been heavily involved in materials reprocessing, export, and importation in Mexico. In addition, Mr. Toscano has had extensive experience in the development of systems for the management of hazardous wastes in Russia and Central Asia. Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim. Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse and Waste Management. Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russia and US corporations.

Jose Garcia

Mr. Garcia (51) Vice President of U.S. Precious Metals, Inc. since May 2002, and President of U.S. Precious Metals de Mexico since March 2003 Mr. Garcia has been Director, and Vice President of International Power Group since October of 2004. Mr. Garcia was employed by La Carvella Restaurant from February 2001 to May 9, 2002. Mr. Garcia is from Morelia, Mexico and is President of IPW Group de Mexico, which is a wholly owned subsidiary of International Power Group, Ltd.

Jerry Pane

Mr. Pane (42) was appointed to U.S. Precious Metal’s Board of Directors on November 6, 2007. Since 2002 he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line. In addition, he has been an owner of several small businesses in the hospitality industry.  He has also been a director of International Power Group, Ltd. (OTC BB “IPWG”) since October 25, 2007.

Brian G. Russell

Mr. Russell (80) a director since May 22, 2007, graduated from the University of Witwatersrand in 1951 with degrees in geology and chemistry. He worked for nineteen years with the Council for Mineral Technology (MINTEK) in South Africa doing analytical research, established an X-Ray Fluorescence Section and directed the Development Metallurgical Process Technology. While at MINTEK he presented and published many scientific papers and supervised several masters and doctorate degrees. In 1974 he was appointed Director of the South African Minerals Bureau and represented South Africa on the International Standards Organization Committee for the standardization of Ferro alloys and received an award for meritorious service from the American Institute for Mining, Metallurgical and Petroleum Engineers. Mr. Russell, presently is a Director of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board under the symbol “AIVN”, since May 2002.

Sheldon Baer

Mr. Sheldon Baer (67), a director since December 7, 2007, is currently the President of Golden Hands Construction Inc., company which he personally founded in 1977. Golden Hands specializes in construction of medical, commercial and industrial facilities; it has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine. He has also been a director or International Power Group, Ltd. (OTC BB “IPWG”) since November 5, 2007.

David W. Burney

Mr. Burney (55) was elected President of U.S. Precious Metals December 2007. He was a consulting geologist to the Company from August 2007 to December 2007.  Between January 2007 and August 2007, he was the Company’s Chief Operating Geologist. Mr. Burney holds a Master's Degree in Geology, Ore Deposits Exploration, from New Mexico Institute of Mining and Technology. Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine's exploration group. During the 1990's, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. For the past three years, Mr. Burney has explored for copper resources and in the Southwest United States.

Jack Wagenti

Mr. Wagenti (71) resigned as Chairman of the Board on May 22, 2008.  Mr. Wagenti was elected Chairman of the Board and CEO December 2007.  Mr. Wagenti has been Chief Financial Officer/Secretary/Treasurer since May of 2002 until December 2007.  Mr. Wagenti has been Director, Secretary/Treasurer of International Power Group since October of 2004. From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Presently, Mr. Wagenti is a Director of American International Ventures, Inc.

Jesus Oliveras

Mr. Oliveras (49) since April 25, 2008 has been our Chief Financial Officer. He has also been the Chief Financial Officer of International Power Group, Ltd. (OTC BB “IPWG”) since July 1, 2008. Previously he had been the Controller of International Power Group since 2007. He has been associated in the past with companies such as Ernst & Young, Pueblo International and Citibank. Prior to joining International power, we was the Director of Operations for the Ana G. Mendez University System where he is also adjunct professor in the area of finance and accounting. Mr. Oliveras has also been associated with companies such as Orange County Utilities, Centex Mortgage Company, and Goldstar Products, Inc., where he managed accounting and finance functions.  Mr. Oliveras counts with ample experience in the accounting and finance fields, with public registered companies with global operations.

Mr. Oliveras attended the Wayne Huizenga School of Business and Entrepreneurship and Nova Southeastern University where he received his Masters in International Business Administration.  Mr. Oliveras also attended the Inter American University where he received his Bachelor of business Administration, Accounting & Finance

Conflicts of Interest; Lack of Employment Contracts

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

None of our employees have employment contracts. Accordingly, they can terminate their employment at anytime. If any or all of our officers were terminated, their employment replacements may be difficult to find, and it would have a materially adverse effect on our business plans.

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

None.

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

Based solely on the Company’s review of such forms received by it , the Company believes that, with respect to the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with except that:. Former officer and director, Robert Astore, filed late one Form 4 (reporting two transactions); officer and director, Michael Jack Kugler, filed late one Form 3 and two Forms 4 (reporting four and one transactions, respectively); director, a greater than 10% beneficial owner and officer, Peter Toscano, filed late one Form 4 (reporting two transactions); officer, David Burney, filed late one Form 3 and one Form 4 (reporting two transactions); officer, Jesus Oliveras filed late one Form 3; officer and director, Jose Garcia, filed late one Form 4 (reporting two transactions); director, Sheldon Baer, filed late one Form 4 (reporting two transactions); director, Jerry Pane, filed late one Form 3 and one Form 4 (reporting two transactions); director , Brian Russell, has failed to file one Form 3 and filed late one Form 4 (reporting two transactions); director, a greater than 10% beneficial owner and former officer, Jack Wagenti, filed late one Form 4 (reporting two transactions). These individuals have indicated that they intend to file timely in the future, and Mr. Russell has indicated his intention to file the missing Form 3 in the future.

(G) CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended May 31, 2008, i.e. the period covered by this Form 10K. Our Board of Directors has been considering adoption of a Code of Ethics to be applicable to its executive officers that will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons.

▪

our principal executive officer;

▪

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 1008; and

▪

up to two additional individuals for whom disclosure would have been provided under the second bulleted item above, but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year.

Who we will collectively refer to as the “named executive officers”, for our year ended May 31, 2008, are set out in the summary compensation table below.

The Summary Compensation Table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended May 31, 2008 and 2007.  The Outstanding Equity Awards at Fiscal Year-End Table also below provides information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our fiscal year ended May 31, 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	FiscalYear	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Peter Toscano	2006	0	0	0	0	0	0	0	0
CEO(1)
	2007	$44,154	0	0	0 (1)	0	0	0	$44,154
	2008	$13,462	0	0	0	0	0	0	$13,462
Dave Burney President (3)	2008	$52,083	0	$37,500	0	0	0	0	$89,583
Michael Jack Kugler CEO(2)	2008	$1,600	0	0	0	0	0	0	$1,600

(1) Mr. Toscano was Chief Executive Officer during fiscal year ending May 31, 2007 and until April 23, 2008 in the subsequent fiscal year.

(2) Mr. Kugler was appointed Chief Executive Officer and Chairman of the Board of U.S. Precious Metals, Inc. on April 23, 2008 and May 22, 2008, respectively.

(3) Mr Burney worked as a consultant for the Company at the beginning of 2007 and was appointed as chief geologist by the second quarter of 2008. He was laid off during the end of the second quarter due to lack of funding and was appointed President in the third quarter of  fiscal 2008, until present.

In addition to the compensation described in the above table, Mr. Kugler and Mr. Toscano, along with the other officers and directors, were granted options pursuant to the Company’s 2007 Stock Option Plan. However, the grants and the plan itself are conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan was obtained in August 2008, which is subsequent to the fiscal year covered by this report.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Peter Toscano CEO	0 (1)	0	0	0	0	0	0	0	0
Michael Jack Kugler CEO	0 (1)	0	0	0	0	0	0	0	0

(1)

Mr. Kugler and Mr. Toscano, along with the other officers and directors, were granted options pursuant to the Company’s 2007 Stock Option Plan. However, the grants and the plan itself are conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan was obtained in August 2008, which is subsequent to the fiscal year covered by this report.

Directors’ Compensation

Directors receive no monetary compensation for their work for the Company. The following Director Compensation Table lists all compensation (cash, equity or other) received by Directors in each’s capacity as a director during the fiscal year-ended May 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($)(1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Michael Jack Kugler	0	0	0	0	0	0	0
Peter Toscano	0	0	0	0	0	0	0
Jack Wagenti	0	0	0	0	0	0	0
Jose Garcia	0	0	0	0	0	0	0
Sheldon Baer	0	0	0	0	0	0	0
Jerry Pane	0	0	0	0	0	0	0
Brian Russell	0	0	0	0	0	0	0
Robert Astore(2)	0	0	0	0	0	0	0

(1)

During the fiscal year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (the “2007 Stock Option Plan”) that was conditioned upon its approval by the Company’s shareholders on or before December 31, 2007.  This plan was not timely presented to shareholders prior to December 31, 2007. During fiscal year ended May 31, 2008, our board re-adopted the 2007 Stock Option Plan, conditioned upon its approval by the Company’s shareholders on or before December 31, 2008. During the fiscal year ended May 31, 2008, pursuant to the plan, options to purchase a total of 9,000,000 shares of our common stock (including options granted to the below listed individuals covering 8,000,000 shares of our common stock) were conditionally granted.. Shareholder approval for this option plan, and thus the grants, was obtained in August 2008, which is subsequent to the fiscal year covered by this report. The option grants will be recognized in the report for the subsequent fiscal year.

(2)  Mr. Astore resigned as a director effective July 18, 2008, and is now acting as an unpaid consultant to the Company

Stock Incentive Plans

During fiscal year ended May 31, 2008, our board adopted a modification to the 2007 Option Plan, options to purchase a total of 9,000,000 shares of our common stock were conditionally granted pursuant to the Company’s 2007 Stock Option Plan, including options granted among the above individuals covering 8,000,000 shares of our common stock. However, the grants and the plan itself were conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan and thus the grants was obtained in August 2008, which is subsequent to the fiscal year covered by this report

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 28, 2008, the number of shares of Common Stock (and, if applicable, warrants to purchase shares of Common Stock) owned of record and beneficially by Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of U. S. Precious Metals, Inc. based upon the 48,660,499 shares of our common stock that were issued and outstanding on August 28, 2008. Also included are the shares held by all Directors and Officers as a group.  The address for each shareholder listed is that the Company.

	Shares	Warrants	Class of
	Beneficially	Beneficially	Shares	Percentage
Name and Address	Owned	Owned	Owned	Of Class*

Michael Jack Kugler (a)	3,742,565		Common	7.69

Peter Toscano (a) (1)	5,650,000		Common	11.61

Jack Wagenti (b) (2)	5,900,000		Common	12.12

Jose Garcia (a)	1,200,000		Common	2.47

Sheldon Baer (b)	535,000		Common	1.10

Brian Russell (b)	205,000		Common	**

Jerry Pane (b) (3)	690,000	210,000	Common	1.42

David Burney (c)	100,000		Common	**

Jesus Oliveras (c)	10,000			**

All Directors and Officers as a Group (9)	18,032,565	210,000		37.06%

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

(2)

Includes 1,000,000 shares owned by this shareholders spouse, Joan Wagenti.

(3)

This shareholder was issued 210,000 warrants on February 13, 2008 in connection with a private placement offering. The exercise price of the warrants is $.25 per share. They were immediately exercisable and expire 12 months from issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Similarly, during the fiscal year ended May 31, 2007, a $250,000 loan was made to IPWG.  This loan was also repaid with interest during the year.

During the year ended May 31, 2008, the company issued shares to officers and directors for services performed.

Name	Title / Position	NUMBER OF STOCK ISSUED	Value of Stock at Measurement Date
Jesus Oliveras	CFO	10,000	$ 8,000.00
Peter Toscano	Officer and Director	750,000	$ 600,000.00
Jack Wagenti	Director	750,000	$ 600,000.00
Sheldon Baer	Director	500,000	$ 400,000.00
Jose Garcia	VP/Director	200,000	$ 160,000.00
Dave Burney	President	50,000	$ 40,000.00
Brian Russell	Director	200,000	$ 160,000.00
Jerry Pane	Director	200,000	$ 160,000.00
Michael Jack Kugler	CEO/Chairman of Board	500,000	$ 375,000.00
David Burney	President	50,000	$ 37,500.00
		3,210,000	$ 2,540,500.00

See Item 11 Executive Compensation, above, regarding conditional options that were granted during the fiscal year ending May 31, 2008 pursuant to the company’s 2007 Stock Option Plan. The plan and thus the grants were conditioned upon the plan receiving shareholder approval. Said approval was obtained in august 2008.

Director independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We have four directors who may be considered “independent” under that definition..

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into an employment agreement or consulting agreement with our board of directors and executive officers:

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof under the Company’s 2007 Stock Option Plan.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees (estimate)	Fiscal 2007 Fees
Audit Fees	$9,025	$8,205
Audit Related Fees	$5,183	$4,712
Tax Fees	$720	$655
All Other Fees	$0	$0
Total Fees	$14,928	$13,572

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

PART IV

ITEM 15. EXHIBITS

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

U. S. Precious Metals, Inc.

s/ Michael Jack Kugler
____________________________________________________________
Michael Jack Kugler
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Date:  September 15, 2008

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 -Certification Chief Operating Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 -Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 -Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)

Exhibit 32.2 -Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6).

Exhibit 31.1

CERTIFICATION

I, Michael Jack Kugler, certify that:

1.  I have reviewed this Form 10K of U.S. Precious Metals, Inc. ;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 15, 2008.

/s/ Michael Jack Kugler ____________________________________________________ Michael Jack Kugler (Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Exhibit 31.2

CERTIFICATION

I, Jesus Oliveras , certify that:

1.  I have reviewed this Form 10K of U.S. Precious Metals, Inc. ;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 15, 2008.

/s/ Jesus Oliveras Jesus Oliveras (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT 18 U.S.C. SECTION 1350 AS

ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Jack Kugler, Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors of U.S. Precious Metals, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on 10-K of the Company for the period ended May 31, 2007 as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 15, 2008.

/s/ Michael Jack Kugler _________________________________________ Michael Jack Kugler (Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Exhibit 32.2

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT P. 18 U.S.C. SECTION 1350 AS

ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jesus Oliveras, Principal Financial Officer of U. S. Precious Metals, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on 10-K of the Company for the period ended May 31, 2007 as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 15, 2008.

/s/ Jesus Oliveras Jesus Oliveras (Principal Financial Officer)