Form 10-Q
period 2008-08-31
U S PRECIOUS METALS INC
filed 2008-10-20
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-50703

U. S. PRECIOUS METALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	14-1839426
(State or jurisdiction of incorporation)	(IRS Employer Identification No.)

950 Celebration Blvd., Suite A, Celebration, FL	34747
(Address of principal executive offices)	(Zip Code)

(407) 566-9310

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes [X]  No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark where the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

48,860,499 shares of common stock issued and outstanding as of October 10,  2008

U.S. Precious Metals, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

U. S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash	$ 658,971	$ 623,017
Miscellaneous receivables	45,926	11,306
Prepaid expenses	14,133	22,153
Total current assets	719,030	656,476

Fixed Assets:
Vehicles	39,429	39,429
Property, plant and equipment	89,975	86,931
Total fixed assets	129,404	126,360
Less: accumulated depreciation	(25,171)	(20,050)
Net fixed assets	104,233	106,310

Other Assets:
Investment in mining rights	141,753	100,875
Loan to affiliated company	106,275	106,275
Deposits	57,397	57,180
Total other assets	305,425	264,330

Total Assets	$ 1,128,688	$ 1,027,116

LIABILITES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$ 105,116	$ 13,484
Accrued expenses	58,137	52,842
Accrued Salaries	7,897	13,528
Total current liabilities	171,150	79,854

Stockholder's Equity:
Preferred stock: authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding as of August 31, 2008
and May 31, 2008, respectively.	-	-
Common stock: authorized 100,000,000 shares of $.00001 par value;
48,472,979 and 47,227,979 shares issued and outstanding
On 2008 and 2007 respectively	485	472
Capital in excess of par value	7,030,644	6,757,710
Paid in capital - warrants	1,260,850	1,017,650
Paid in capital - options	770,000
Deficit accumulated during exploration stage	(8,093,237)	(6,806,817)
Accumulated other comprehensive income	(11,204)	(21,753)
Total stockholders' equity	957,538	947,262

Total Liabilities and Stockholders' Equity	$ 1,128,688	$ 1,027,116

The accompanying notes are an integral part of these financial statements.

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

			January 21, 1998
			(Date of Inception
	Quarter ended	Quarter ended	of Exploration Stage
	August 31, 2008	August 31, 2007	To August 31, 2008

Revenues	$ -	$ -	$ -

Expenses	1,291,910	253,132	8,106,739

Operating Loss	(1,291,910)	(253,132)	(8,106,739)

Other Income (Expense):
Interest income	5,490	160	16,345
Interest expense	-	-	(2,843)

Loss accumulated during
exploration stage	(1,286,420)	(252,972)	$ (8,093,237)

Other Comprehensive Income:
Foreign currency translation
Gain (loss)	10,549	(912)

Total Comprehensive Loss	$ (1,275,871)	$ (253,884)

Net Loss per Share
Basic and Diluted	$ (0.03)	$ (0.01)

Weighted Average Number
of Shares Outstanding
	47,964,646	31,999,879

The accompanying notes are an integral part of these financial statements.

U S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			January 21, 1998
	Quarters ended August 31,		(Date of Inception)
	2008	2007	To May 31, 2008
Cash Flows From Operations
Net Loss	($1,286,420)	($252,972)	($8,093,237)
Adjustments to reconcile net loss to net cash consumed by operating activities: Charges Not Requiring Outlay of Cash:
Depreciation	5,121	1,554	25,169
Common stock issued for services	6,147	48,000	4,591,979
Stock options issued	770,000	-	770,000
Changes in Assets and Liabilities:			-
Increase in accounts payable	91,632	7,997	105,116
(Decrease) increase in accrued expenses	(336)	(18,046)	66,034
Increase in miscellaneous receivables	(34,620)	(160)	(45,925)
(Decrease) increase in prepaid expenses	8,020	-	(14,132)
Increase in deposits	(217)	-	(57,397)
Net cash consumed by operating activities	(440,673)	(213,627)	(2,652,393)

Cash Flows from Investing Activities:
Investment in mining rights	(40,878)	-	(126,753)
Loan to affiliated company	-	(40,000)	(431,275)
Repayment of loan by the affiliated company	-	-	325,000
Acquisition of equipment	(3,044)	-	(129,404)
Net cash consumed by investing activities	(43,922)	(40,000)	(362,432)

Cash Flows From Financing Activities
Proceeds from sales of common stock	400,000	-	3,492,500
Proceeds from exercises of warrants	110,000	-	192,500
Net cash provided by financing activities	510,000	0	3,685,000

Effect of exchange rate changes on cash	10,549	(912)	(11,204)

Net increase (decrease) in cash balance	35,954	(254,539)	658,971
Cash balance, beginning of period	623,017	277,917	-
Cash balance end of Period	$658,971	$23,378	$658,971

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (“the Company”) as of August 31,2008 and for the three month period ended August 31, 2008 and August 31, 2007, have been prepared in accordance with U.S. generally accepted accounting principals.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods.  The results of operations for the comparable months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

2.

EXPENSES

Included within expenses are the following amounts:

Detail of Expenses by Category	Quarter ended August 31, 2008 (unaudited)	Quarter ended August 31, 2007 (unaudited)

Geology fees	$ 13,927	$ 7,500
Professional fees	14,860	30,667
Salaries	112,372	103,455
Payroll Taxes	32,191	-
Consulting fees	51,175	58,000
Employee Awards	-	-
Director’s Awards	770,000	-
Drilling and excavation	104,640	-
Assay expense	11,165	-
Licenses and Permits	-	9,637
Travel and Entertainment	51,313	9,737
Office expense	10,197	1,699
Auto rental	7,754	7,754
Office and warehouse rental	20,412	7,980
Depreciation expense	5,368	-
Insurance expense	8,178	6,194
Other expenses	78,358	10,509
	$ 1,291,910	$ 253,132

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

3.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly there were no payments for interest during either of the periods presented.

During the quarter ended August 31, 2008, 5,000 shares were issued for services. These shares were valued at $6,147.

4.

COMMON STOCK

During the quarter ended August 31, 2008, the Company issued 800,000 shares of stock for $400,000. The shares included 400,000 warrants exercisable at $1.00 for a twelve month period. The Company also issued 5,000 shares for services.

5.

  WARRANTS

As of August 31, 2008, there were 4,727,500 warrants outstanding which 3,827,500 were exercisable at $.25 per share and 900,000 shares were exercisable at $1.00  All warrants have an expiration date of one year after issuance.

The following table summarizes warrant activity during the three month period ended August 31, 2008.

Warrants outstanding May 31, 2008	4,767,500

Warrants issued during the three month period ended August 31,2008	400,000
Warrants exercised during the three month period ended August 31, 2008	(440,000)

Warrants outstanding August 31, 2008	4,727,500

6.

RELATED PARTY TRANSACTIONS

The Company had the following transactions as it relates to its affiliates and officers:

During the year ending May 31, 2008, the Company made two loans to the same Company. The first loan was made on June 5, 2007 for $40,000.00 and the second loan was made on April 3, 2008 for $65,000.00. The first loan has no established maturity date and the second loan matures in April 2009. Both loans bear interest of 6%.

No other issuances to related parties took place during this period.

7.

STOCK OPTIONS

During the fiscal year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (“The 2007 Stock Option Plan”), conditioned upon its approval by the Company’s shareholders by December 31, 2007.  This plan was not presented to the shareholders prior to December 31, 2007.

During December, 2007 the Company’s Board of Directors re-approved the 2007 Stock Option Plan conditioned upon the approval by the shareholders by December 31, 2008. Under this re-approved Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. The plan was approved by the shareholders in August, 2008. As of May 31, 2008, the Company had granted 9,000,000 options pending shareholder approval of the Plan. However, they were not issued until after fiscal year ended May 31, 2008 since final approval from shareholders had not been obtained until after that date. The value was reported in the first quarter ended August 31, 2008.

The following shows the activity during the first quarter of fiscal year 2008:

	# of Options	Avg. Exercise Price
Options outstanding 5/31/08	-0-	$ -0-
Options granted during the quarter	9,000,000	0.36
Options cancelled during quarter	-0-	-0-
Options outstanding August 31 ,2008	9,000,000	$ 0.36

The following assumptions were used in the valuation of options granted during the quarter ended August 31, 2008.

Dividend yield	0%
Expected volatility	189.40%
Risk free interest rate	2.22%
Expected term(in years)	5
Weighted average fair value of stock options granted	$0.09

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in the Company’s earlier filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed on September 6, 2005 and August 26, 2005, respectively, under the caption “Risk Factors”. In general you should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing property, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report.

Our audited statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview -- Plan of Operation

We were formed as a mineral exploration company on January 21, 1998, and we are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

During fiscal year 2008 and the first quarter ending May 31, 2008, the Company made additional investments of approximately $274,426 and $115,805, respectively, for our drilling campaign and to continue the development of our Mexican operations. Our exploration plan for fiscal year 2009 includes an estimate of $8.4 million which should secure the construction of roads and other facilities to be able to continue our exploratory campaign and also, begin the pilot plant construction.

We were able to obtain equity financing (approximately $510,000) during the quarter reported herein (i.e. ending August 31, 2008) and $1.5 million during the fiscal year ending May 31, 2008. This enabled us to execute the original plan for fiscal year 2008 by initiating drilling and sampling activities at our La Sabila project in southern Michoacán We completed the repair of the surrounding roads, mapping and permitting requirements. We have not incurred debt financing during the quarter reported herein.

Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months. Our success or failure will be determined by what we find under the ground.

We expect to be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements, provided we continue obtaining additional financing. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock. .  As of August 31, 2008, we had 4,727,500 warrants outstanding, the exercise of which would provide us with an estimated $1,881,875.in gross proceeds. However, we cannot be assured that any of the warrants will be exercised. Their exercise is dependent upon many factors including the trading price of our common stock. We believe the proceeds from the exercise of all the warrants that are outstanding (of which we cannot be assured) would be sufficient to complete our anticipated capital needs over our next 12 months.

As an exploration stage company, the Company has commenced limited operations and currently has no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and mineral property interests. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Plan of Exploration

Our “Plan of Exploration” is composed of: (1) an exploration program, (2) metallurgical testing, and (3) property development.  Each is outlined below with estimated costs included.  The “Plan of Exploration” and the expenditures is dependant upon obtaining sufficient funding, of which we have no assurance. All three areas of the 2009 Plan of Exploration are expected to progress simultaneously.  Each is expected to be under the supervision of qualified professionals.

Exploration Program

Exploration, La Sabila, 2009

The “Plan for Exploration, 2009” consists of continued drilling of the Solidaridad Concessions, (La Sabila).  To date we have completed 9 drill holes with plans to continue drilling through 2009. The core is logged in detail; mineralized intercepts are sawed, sampled, and then shipped to the United States for assay by an independent laboratory.  The information from the core logs and assays are then plotted on cross sections and plan maps generated by the geologic staff.  In addition, the data is entered into a computer modeling program so that comparisons can be made by the staff.

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

Laboratory Facility

The warehouse in Morelia houses the core lab, provides a core storage area and temporary offices.  In addition a chemistry and metallurgical Lab has been built within the warehouse.  A third party lab will be retained to validate samples taken at our Lab facility to be able to provide transparency in our processes.

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

Estimated expenditures for fiscal year 2009:

Definition Drilling ……………………………………………………..	$1,000,000
Exploration Drilling ……………………………………………………	$2,000,000
Assaying ……………………………………………………………….	$100,000
Surveying ………………………………………………………………	$100,000
Geochemical Soil Survey ……………………………………………...	$100,000
Metallurgical Testing …………………………………………………	$250,000
Laboratory………………………………………………………………	$250,000
Pilot Plant………………………………………………………………	$2,000,000
Heavy equipment contracting and road construction ………………….	$500,000
Support equipment ……………………………………………………..	$250,000
Field work ……………………………………………………………...	$200,000
Support staff ……………………………………………….…………...	$500,000
Administration …………………………………………………………	$500,000
Travel & hotel ………………………………………………………….	$500,000
Miscellaneous expense ………………………………..……………….	$100,000
Total	$8,350,000

Results of Operations for the three month periods ending August 31, 2008 and August 31, 2007.

We have never had any revenues and only losses, including during the three month periods ending August 31, 2008 and August 31, 2007.

We incurred operating expenses in the amount of $1,291,910 for the quarter ended August 31, 2008.

Our net loss substantially increased from $252,972 to $1,286,420 for the three month period ended August 31, 2008 and 2007, respectively. The change was primarily due to options granted to Directors and Officers as part of their compensation in the amount of $770,000 and an increase in geological exploration fees, drilling, assaying, travel and rent. Our payroll expenses increased from $103,455 to 144,563 during the comparable three month period, due to new staff hired at corporate and in the Mexican operation.

Liquidity and Capital Resources

The Company had total assets in the amount of $1,128,688 with a cash balance of $658,971 as of August 31, 2008, vs. $1,027,116 in total assets and a cash balance of $623,017 as of May 31, 2008.

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding (debt or equity) from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2009 through either debt or equity. As a result, we will pursue any opportunity that provides the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond. The Company’s Management is diligently working on the funding strategy depending on the opportunities available in the current market

Market conditions are not under our control and therefore, we can give no assurance that any funding campaign will be successful. However, we intend to seek out and examine potential opportunities and trends as they relate to our industry and prospects for business, and will make our best efforts to obtain additional capital for the operation. In the absence of such financing, our business will fail.

Investors should understand that because of the nature of our exploratory business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage that ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

·

(i)

our ability to raise additional funding;·

(ii)

the results of our proposed exploration programs on the mineral property; and

(iii)

if we determine that identified significant mineral deposits exist on our properties, our ability to be successful in commercially producing those mineral deposits or find joint venture partners for the development of our property interests

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this interim report on Form 10-Q, our disclosure controls and procedures were effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting pursuant to Exchange Act rule 13a – 15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were effective as of August 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended August 31, 2008, the Company raised $400,000 from the sale of 8 units to 14 accredited investors. Each unit consisted of 100,000 shares of our common stock and stock purchase warrants to acquire additional 50,000 shares of common stock.  The warrants expire 12 months from issuance and are exercisable at $1.00 per share.

In addition, during this period, we raised $110,000 from 5 warrant holders who exercised 440,000 outstanding warrants at $0.25 per share. Also, during this period, we issued 5,000 shares of common stock to 1 service provider which we valued at $6,147.

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Furthermore, each recipient of the aforementioned securities has represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Kugler

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Oliveras

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kugler

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Oliveras

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U. S. Precious Metals, Inc.

(Registrant)

/s/ M. Jack Kugler

__________________________________________

M. Jack Kugler

(Chief Executive Officer and Chairman of the Board of Directors)

/s/ Jesus Oliveras

__________________________________________

Jesus Oliveras

(Chief Financial Officer)

October 20, 2008

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Kugler

Exhibit 31.2 - Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Oliveras

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kugler

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350,  Oliveras

Exhibit 31.1

CERTIFICATION

I, M. Jack Kugler, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of U. S. Precious Metals, Inc.;

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

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's  internal control over financial reporting.

Date: October, 20 2008

/s/ M. Jack Kugler

_______________________

M. Jack Kugler, CEO

and Chairman of the Board of Directors

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Jesus Oliveras, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of U. S. Precious Metals, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's  internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's  internal control over financial reporting.

Date: October 20, 2008

/s/ Jesus Oliveras

_______________________

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, M. Jack Kugler , Chief Executive Officer and Chairman of the Board of Directors of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10Q of the Company for the period ended August 31, 2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2008

/s/  M. Jack Kugler

_______________________

M. Jack Kugler

 Chief Executive Officer

and Chairman of the Board of Directors

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO T HE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-0XLEY ACT OF 2002

I, Jesus Oliveras, Chief Financial Officer of U. S. Precious Metals, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10Q of the Company for the period ended August 31, 2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2008

/s/ Jesus Oliveras

_______________________

Jesus Oliveras,

Chief Financial Officer

(Principal Financial Officer)