Form 10-Q/A
period 2008-08-31
U S PRECIOUS METALS INC
filed 2009-02-18
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-50703

U.S. PRECIOUS METALS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	14-1839426

(State or jurisdiction of incorporation)	(IRS Employer Identification No.)

171 Walnut Crest Run, Sanford, FL	32771

(Address of principal executive offices)	(Zip Code)

(407) 566-9310

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark where the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
48,893,499 shares of common stock issued and outstanding as of February 5, 2009

EXPLANATORY NOTE

          U.S. Precious Metals, Inc. (the “Company”) is filing this amendment (the “Amendment”) to our quarterly report on Form 10-Q for the quarterly period ended August 31, 2008, as filed on October 20, 2008 (the “Original First Quarter 2009 Form 10-Q”). This Amendment is being filed to effectuate the restatement previously announced in the Current Report on Form 8-K filed on January 23, 2009 (the “Current Report”). As a result of the Company’s internal review and analysis, certain errors were discovered in the Consolidated Balance Sheet, Consolidated Statements of Operations and the Consolidated Statements of Cash Flows contained in the Original First Quarter 2009 Form 10-Q. These errors resulted in a net overstatement in assets of $160,050 and an understatement of the net loss of the three month period ending August 31, 2008 of $19,486. These errors partially arose during the consolidation process of the Company’s Mexican subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (the “Mexican Sub”), and were the result of recording amounts on the books of the Mexican Sub which duplicated entries that had been made on the books of the parent in the previous year.

          The effect on the statement of operations also reflects adjustments made to the Mexican Sub’s books for the three month period ended August 31, 2008. These adjustments involved correction of the accounting for mine development costs and of the accounting for remeasurement of the Mexican Sub’s records when they were translated to U.S. dollars. The balance sheet and the statement of cash flows were also affected by these corrections. The Mexican Sub started maintaining its own accounting records in the fiscal year ended May 31, 2008.

          Finally, a loan to an affiliated company was deemed uncollectible and written off as of May 31, 2008. These statements reflect that $109,259 charge to bad debts as of May 31, 2008 and the reversal of related interest income recorded in this three-month period ended August 31, 2008.

          This Amendment is being filed only to modify and update Part I, Item 1. Consolidated Financial Statements, Part I, Item 2., Management Discussion and Analysis, and Part I, Item 4., Control and Procedures. Except as otherwise provided, this Amendment does not modify or update the disclosures made in the Original First Quarter 2009 Form 10-Q in any way.

          Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by the applicable SEC rules.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate”, “believe”, “estimate”, “intend”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements relate to future events or our future financial performance that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to management and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. In addition to the other information set forth in this report, certain of these risks and uncertainties are discussed in the Company’s earlier filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed on September 6, 2005 and August 26, 2005, respectively, under the caption “Risk Factors” and should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in these earlier filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. In general you should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing concessions, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, currency fluctuations, the threat of military actions and criminal or terrorist activities; among other factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The accompanying unaudited interim consolidated financial statements as of August 31, 2008 and for the three month periods ended August 31, 2008 and August 31, 2007, include the accounts of the Company and its subsidiary and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s amended Form 10-K/A for the year ended May 31, 2008 to be filed with the Securities and Exchange Commission (“SEC”) (the “Amended Form 10-K/A”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

U.S. Precious Metals, Inc.
(An Exploration Stage Company)
Form 10-Q/A
Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at August 31, 2008 (unaudited) and at May 31, 2008 (audited).	5
Consolidated Statements of Operations (unaudited) for the three month periods ended August 31, 2008 and August 31, 2007, and for the period January 21, 1998 (date of inception of Exploration Stage) to August 31, 2008.	6
Consolidated Statements of Cash Flows (unaudited) for the three month periods ended August 31, 2008 and August 31, 2007, and for the period January 21, 1998 (date of inception of Exploration Stage) to August 31, 2008.	7
Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management Discussion and Analysis	16

Item 4. Controls and Procedures	18

Item 6. Exhibits	20

Signature Page	21

Index to Attached Exhibits	22

Attached Exhibits	23

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Restated)

	August 31, 2008 (Unaudited) (Restated)	May 31, 2008 (Audited)

ASSETS
Current Assets:
Cash	$658,971	$623,017
Miscellaneous receivables	41,356	8,353
Prepaid expenses	14,571	22,153

Total current assets	714,898	653,523

Fixed Assets:
Vehicles	39,429	39,429
Property, plant and equipment	87,259	84,199

Total fixed assets	126,688	123,628
Less: accumulated depreciation	(25,913)	(19,380)

Net fixed assets	100,775	104,248

Other Assets:
Investment in mining rights	95,568	82,730
Deposits	57,397	57,180

Total other assets	152,965	139,910

Total Assets	$968,638	$897,681

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$104,911	$13,490
Accrued expenses	62,207	57,282
Accrued salaries	7,897	13,527

Total current liabilities	175,015	84,299

Stockholders’ Equity:
Preferred stock: authorized 10,000,000 shares of $.00001 par value; no shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; issued and outstanding, 48,472,979 and 47,227,979 shares, respectively	484	472
Capital in excess of par value	7,030,645	6,757,710
Paid in capital – warrants	1,260,850	1,017,650
Paid in capital – options	770,000	—
Deficit accumulated during exploration stage	(8,268,356)	(6,962,450)

Total stockholders’ equity	793,623	813,382

Total Liabilities and Stockholders’ Equity	$968,638	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) To August 31, 2008 (Restated)

	Three Month Periods Ended August 31,
	2008	2007
	(Restated)

Revenues	$—	$—	$—

Expenses	1,310,408	253,132	8,297,639

Operating Loss	(1,310,408)	(253,132)	(8,188,380)

Other Income (Expense):
Interest income	3,915	160	16,267
Interest expense	—	—	(986)
Remeasurement gain (loss)	587	(912)	14,002

Loss accumulated during exploration stage	$(1,305,906)	$(253,884)	$(8,268,356)

Loss per share – basic and diluted	$(.03)	$(.01)

Average number of shares outstanding	47.964.646	31.999.879

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) To August 31, 2008 (Restated)

	Three Month Periods Ended August 31,
	2008	2007
	(Restated)

Cash Flows From Operations:
Net Loss	$(1,305,906)	$(253,884)	$(8,268,356)

Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Depreciation	6,531	1,554	25,909
Common stock issued for services	6,150	48,000	4,591,982
Stock options issued for services	770,000	—	770,000
Bad debt			109,259
Changes in assets and liabilities:			—
Increase in accounts payable	91,420	7,997	104,910
(Decrease) increase in accrued expenses	(706)	(18,046)	70,104
Increase in miscellaneous receivables	(33,003)	(160)	(44,340)
Decrease (increase) in prepaid expenses	7,582	—	(14,571)
Increase in deposits	(217)	—	(57,397)

Net Cash Consumed by Operating Activities	(458,149)	(213,627)	(2,712,500)

Cash Flows from Investing Activities:
Investment in mining rights	(12,837)	—	(80,567)
Loans to affiliated company	—	(40,000)	(431,275)
Repayment of loans by the affiliated company	—	—	325,000
Acquisitions of equipment	(3,060)	—	(126,687)

Net cash Consumed by Investing Activities	(15,897)	(40,000)	(313,529)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	400,000	—	3,492,500
Proceeds from exercises of warrants	110,000	—	192,500

Net Cash Provided by Financing Activities	510,000	—	3,685,000

Net increase (decrease) in cash balance	35,954	(254,539)	658,971
Cash balance, beginning of period	623,017	277,917	—

Cash balance, end of Period	$658,971	$23,378	$658,971

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (the “Company”) as of August 31, 2008 and for the three month period ended August 31, 2008 and August 31, 2007, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Amended Form 10-K/A.

2.	RESTATEMENTS

Certain errors affecting the financial statements for the quarter ended August 31, 2008 were discovered during an internal review and analysis. Some of these corrections resulted from the effects of changes made to the financial statements for May 31 2008 which were included in the Amended Form 10-K/A. Others principally involved the accounting for mine development costs and the accounting for gains on foreign currency remeasurement. Correcting these errors resulted in an increase in the net loss for the three month period ended August 31, 2008 of $17,911, and a decrease of $49,216 in total assets.

The financial statements have been restated to correct these errors, as presented below.

	Consolidated Balance Sheet August 31, 2008

	Previously Reported	Adjustments		As Restated

Miscellaneous receivables	$45,926	$(4,570)	(F)	$41,356
Prepaid expenses	14,133	438		14,571

Total current assets	719,030	(4,132)		714,898

Property, plant and equipment	89,975	(2,716)	(A)	87,259
Accumulated depreciation	(25,171)	(742)	(A)	(25,913)

Net fixed assets	104,233	(3,458)		100,775

Loan to affiliated company	106,275	(106,275)	(F)	—
Investment in mining rights	141,753	(46,185)	(B)	95,568

Total Assets	$1,128,688	$(160,050)		$968,038

Accounts payable	$105,116	$(205)		$104,911
Accrued expenses	58,137	4,070	(A)	62,207

Total current liabilities	171,150	3,865		175,015

Deficit accumulated during exploration stage	(8,093,237)	(175,119)	(C)	(8,268,356)
Accumulated other comprehensive (loss)	(11,204)	11,204	(E)	—
Total stockholders’ equity	957,538	(163,915)		793,623

Total Liabilities and Stockholders’ Equity	$1,128,688	$(160,050)		$968,638

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Consolidated Statement of Operations for Three Months Ended August 31, 2008

	Previously Reported	(Increase) Decrease		As Restated

Expenses	$1,291,910	$18,498	(D)	$1,310,408

Operating Loss	(1,291,910)	(18,498)		(1,310,408)
Interest income	5,490	(1,575)	(F)	3,915

Remeasurement gain	—	587	(E)	587

Loss accumulated during exploration stage	(1,286,420)	(19,486)		(1,305,906)

Other comprehensive income	10,549	(10,549)	(E)	—

Total Comprehensive Loss	$(1,275,871)	$(30,035)		$(1,305,906)

Consolidated Statement of Operations (Cumulative
Since Inception of Exploration Stage) to August 31, 2008

	Previously Reported	Adjustments		As Restated

Expenses	$8,106,739	$190,900	(F)	$8,297,639

Operating Loss	(8,106,739)	(190,900)		(8,297,639)

Rounding		1
Interest income	16,346	(79)	(A)	16,267
Interest expense	(2,843)	1,857	(A)	(986)
Remeasurement gain	—	14,002	(E)	14,002

Loss accumulated during exploration stage	$(8,093,237)	$(175,119)		$(8,268,356)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Consolidated Statement of Cash Flows for Three Month Period Ended August 31, 2008

	Previously Reported	Adjustments		As Restated

Cash Flows From Operations
Net Loss	$(1,286,420)	$(19,486)		$(1,305,906)
Adjustments required to reconcile net loss to cash consumed by operations:
Charges Not Requiring Outlay of Cash:
Depreciation	5,121	1,410		6,531
Common stock issued for services	6,147	3		6,150
Changes in Assets and Liabilities:
Increase (decrease) in accounts payable	91,632	(212)		91,420
Decrease in accrued expenses	(336)	(370)		(706)
(Increase) decrease in miscellaneous receivable	(34,620)	1,317	(F)	(33,303)
Decrease (increase) in prepaid expenses	8,020	(438)		7,582

Net Cash Consumed by Operating Activities	(440,673)	(17,476)		(458,149)

Cash Flows from Investing Activities:
Investment in mining rights	(40,878)	28,041	(D)	(12,837)
Acquisition of equipment	(3,044)	(17)		(3,060)

Net cash Consumed by Investing Activities	(43,922)	28,025		(15,897)

Effect of exchange rates on cash	10,549	(10,549)	(E)	—

Net increase in cash balance	$35,954	$0		$35,954

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

Consolidated Statement of Cash Flows for the Cumulative Period from
January 21, 1998 (Date of Inception of Exploration stage) to August 31, 2008

Previously Reported	Adjustments	As Restated

Cash Flows From Operations:
Net Loss	$(8,093,237)	$(175,119)	$(8,268,356)
Adjustments required to reconcile net loss to cash consumed by operations:
Charges Not Requiring Outlay of Cash:
Depreciation	25,169	740	25,909
Common stock issued for services	4,591,979	3	4,591,882
Bad debt expense	—	109,259	(F)	109,259	(F)
Changes in Assets and Liabilities:
Increase (decrease) in accounts payable	105,116	(206)	104,910
Increase in accrued expenses	66,034	4,070	(A)	70,104
Increase (decrease) in miscellaneous receivable	(45,925)	1,585	(F)	(44,340)
(Decrease) in prepaid expenses	(14,132)	(439)	(14,571)

Net Cash Consumed by Operating Activities	(2,652,393)	(60,107)	(2,712,500)

Cash Flows from Investing Activities:
Investment in mining rights	(126,753)	46,186	(B)	(80,567)
Acquisition of equipment	(129,404)	2,717	(A)	(126,687)

Net cash Consumed by Investing Activities	(362,432)	48,903	(313,529)

Effect of exchange rates on cash	(11,204)	11,204	(E)	—

Net increase (decrease) in cash balance	$658,971	$—	$658,971

(A) Principally the result of corrections made to the May 31, 2008 financial statements.

(B) A Combination of corrections made to the May 31, 2008 financial statements ($18,146) and a correction to expense of mine development costs which had been capitalized during the quarter ended August 31, 2008 ($28,040).

(C) The Combined result of corrections made to the May 31, 2008 financial statements ($46,375) and corrections to the statement of operations for the three month period ended August 31, 2008 ($17,911).

(D) Principally the result of correcting the accounting for mine development costs. These costs were incorrectly capitalized and have now been charged to expense.

(E) Gains and losses resulting from translation of assets, liability, equity, and income and expense accounts which had previously been accounted for as comprehensive income. Since the functional currency is the U.S. dollar they are calculated differently and classified as remeasurement gain.

(F) Effects of writing off loan to affiliated company as of May 31, 2008 and the related interest ($109,259). The interest income previously recorded for the three-month period ended August 31, 2008 was reversed.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

3.	EXPENSES

Included within expenses are the following amounts:

			January 21, 1998 (Date of Inception of Exploration Stage) To August 31, 2008
	Three Month Period Ended
Detail of Expenses by Category	August 31, 2008 (Restated)	August 31, 2007

Geology fees	$14,030	$7,500	$156,124
Professional fees	14,860	30,667	715,462
Salaries	112,346	103,455	637,362
Payroll taxes	32,191	—	72,570
Consulting fees	51,232	58,000	1,759,826
Employee awards	—	—	1,652,000
Bad debt expense	—	—	109,259
Directors’ awards	770,000	—	1,670,500
Drilling and excavation	142,726	—	324,397
Assay expense	11,165	—	25,516
Licenses and permits	106	9,637	45,835
Travel and entertainment	52,671	9,737	217,540
Office expense	10,059	1,699	53,420
Auto rental	7,754	7,754	127,042
Office and warehouse rental	20,505	7,980	80,227
Depreciation expense	6,531	—	25,909
Insurance expense	8,181	6,194	35,499
Other expenses	56,051	10,509	589,151

Total expenses	$1,310,408	$253,132	$8,297,639

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

4.	SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented. Similarly there were no payments for interest during either of the periods presented.

During the quarter ended August 31, 2008, 5,000 shares of common stock were issued for services valued at $6,150.00.

During the quarter ended August 31, 2007, 150,000 shares of common stock were issued for services valued at $48,000.00.

During the quarter ended August 31, 2008, 9,000,000 options to purchase common stock were issued for services, valued at $770,000.

During the quarter ended August 31, 2007, 150,000 shares of common stock were issued for services valued at $48,000.00.

There were no other non-cash investing or financing activities during either of the period covered.

5.	COMMON STOCK

During the quarter ended August 31, 2008, the Company issued 800,000 shares of common stock and 400,000 warrants to purchase common stock for gross proceeds of $400,000. The warrants are exercisable at $1.00 per share and expire one year after issuance. During the quarter ended August 31, 2008, the Company also issued 5,000 shares of common stock for services.

6.	WARRANTS

As of August 31, 2008, there were 4,727,500 warrants outstanding of which 3,827,500 were exercisable at $.25 per share and 900,000 shares were exercisable at $1.00 per share. All warrants have an expiration date of one year after issuance.

The following table summarizes warrant activity during the three month period ended August 31, 2008.

Warrants outstanding May 31, 2008	4,767,500

Warrants issued during the three month period ended August 31, 2008	400,000
Warrants exercised during the three month period ended August 31, 2008	(440,000)

Warrants outstanding August 31, 2008	4,727,500

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

The Company had the following transactions as it relates to its affiliates and officers:

During the quarter ended August 31, 2008, the Company issued options to purchase 9,000,000 shares of common stock to its directors and officers for services, valued at $770,000 based upon a Black Scholes valuation model. See Note 8 for further details.

No other issuances to related parties took place during the periods presented.

8.	STOCK OPTIONS

During December 2007, the Company’s Board of Directors re-approved the 2007 Stock Option Plan (the “Plan”) conditioned upon the approval by the shareholders by December 31, 2008. Under this re-approved Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. The Plan was approved by the shareholders in August 2008. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date and therefore the value of the option grants is being reported in this first quarter ended August 31, 2008.

The following shows the activity during the first quarter of fiscal year 2008:

	# of Options	Avg. Exercise Price

Options outstanding, May 31, 2008	-0-	$-0-
Options granted during the quarter ended August 31, 2008	9,000,000	0.36
Options cancelled during quarter ended August 31, 2008	-0-	-0-

Options outstanding August 31, 2008	9,000,000	$0.36

The following assumptions were used in the valuation of options granted during the quarter ended August 31, 2008:

Dividend yield	0%
Expected volatility	189.40%
Risk free interest rate	2.22%
Expected term (in years)	5
Weighted average fair value of stock options granted	$0.09

9.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the concessions can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to continue the drilling campaign as more fully described in the Company’s Current Report on Form 8-K filed on January 23, 2009, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain the concessions, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

We may attempt to interest an operating company to enter into a joint venture to undertake exploration work on the Solidaridad Concessions (as defined in the Company’s Amended Form 10-K/A), or we may attempt to access the public or private debt or equity markets to move toward the production phase, or even consider an outright sale.

We do not intend to hire any additional employees at this time. All of the work related to our business will be conducted by our current employees and independent contractors. To the extent we receive funding, this is likely to change.

All of the Company’s plans are predicated on the Company’s ability to raise sufficient capital to complete them which we can not assure you will occur in a timely manner, on terms acceptable to the Company, or at all. If we are unable to obtain additional funding, we will not be able to continue our drilling campaign or execute our current plan of operation.

During the three month period ending August 31, 2008, we invested approximately $327,205 in our exploration drilling campaign and the development of our Mexican operations. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling campaign. During the first fiscal quarter of 2009, we have continued to explore an area of about five acres of the 37,000 acre concessions, leaving approximately 99.9% of the holdings unexplored. If we are able to raise sufficient financing to do so, the company expects to continue to explore and develop the property over the next 12 months to determine the proven and probable reserves on a more significant portion of the property.

We previously reported that we anticipated completion of an on-site metallurgical and chemistry laboratory with operations to begin in 2009. General construction of the lab has been completed; however the lab is not yet functional. The Company has suspended additional improvements until such time as it receives sufficient funding to move forward. Additionally, the lab is currently expected to function as a support facility rather than a main processing facility under our current business plan.

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations.

The Company had total assets in the amount of $968,638 with a cash balance of $658,971 as of August 31, 2008, vs. $897,681 in total assets and a cash balance of $623,017 as of May 31, 2008.

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2009 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond.

Because of the exploratory nature of our current business plan, we anticipate incurring operating losses for the foreseeable future. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

(i)	our ability to raise sufficient additional funding;

(ii)	the results of our proposed exploration programs on the mineral properties; and

(iii)

assuming significant mineral deposits, our ability to be successful in commercially producing mineral deposits, find joint venture partners for the development of our property interests or find a purchaser for the property interests or finding a purchaser for the property interests.

Results of Operations for the Three Month Periods Ending August 31, 2008 and 2007.

We did not earn any revenues and have had only losses since our inception, including during the three month periods ending in August 31, 2008 and 2007.

We incurred operating expenses in the amount of $1,310,408 during the three month period ended August 31, 2008, $776,150 of which was a non-cash expense related to stock and option grants to company directors, officers and consultants and $6,531 of which was a non-cash expense related to depreciation. We incurred cash operating expenses in the amount of $253,132 during the three month period ended August 31, 2007.

We granted options and shares in lieu of compensation valued at $776,150 during the three month period ended August 31, 2008 compared to no grants in the comparable period for 2007. We also paid $167,921 in geological expenses, up from $7,500 in the comparable three month period. Our payroll and consulting cash expenses increased by $34,014 over the comparable three month period. Additional office expenses, depreciation, insurance, and other related expenses in Mexico caused an increase of $79,191 over the expenses for the period ended August 31, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q/A, our disclosure controls and procedures were not sufficiently effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC. This deficiency arose from changes at the subsidiary level and from a lack of previous disclosure controls and procedures that resulted into certain errors and transactions not being detected during the preparation of the fiscal year end financial statements and the review process.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting pursuant to the Exchange Act Rule 13a–15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were not effective as of August 31, 2008 due to a lack of reporting system from the subsidiary to the parent company and further weakness in the parent’s internal control structure. The certifying officers have taken note of the reasons for the deficiency and have taken additional measures to improve the financial reporting of the subsidiary and the quarterly and year end review process to minimize the potential of further misstatements or errors that may render the financial information misleading or mistaken.

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

ITEM 6. EXHIBITS.

Exhibit 31.1	-	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), Kugler*

Exhibit 31.2	-	Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), Oliveras*

Exhibit 32.1	-	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kugler*

Exhibit 32.2	-	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Oliveras*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.
(Registrant)

/s/ Michael Jack Kugler

Michael Jack Kugler
(Chief Executive Officer and Chairman of the Board of Directors)
February 17, 2009

/s/ Jesus Oliveras

Jesus Oliveras
(Chief Financial Officer)
February 17, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1	-	Certification Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), Kugler

Exhibit 31.2	-	Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), Oliveras

Exhibit 32.1	-	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kugler

Exhibit 32.2	-	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Oliveras