Form 10-Q
period 2008-11-30
U S PRECIOUS METALS INC
filed 2009-02-18
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

or

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate”, “believe”, “estimate”, “intend”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements relate to future events or our future financial performance that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to management and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. In addition to the other information set forth in this report, certain of these risks and uncertainties are discussed in the Company’s earlier filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended May 31, 2005 and its Form SB-2 Registration Statement, as amended, filed on September 6, 2005 and August 26, 2005, respectively, under the caption “Risk Factors” and should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in these earlier filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. In general you should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing concessions, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, currency fluctuations, the threat of military actions and criminal or terrorist activities; among other factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The accompanying unaudited interim consolidated financial statements as of November 30, 2008, and for the three and six month periods ended November 30, 2008 and November 30, 2007, include the accounts of the Company and its subsidiary and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our amended Form 10-K/A for the fiscal year ended May 31, 2008 to be filed with the Securities and Exchange Commission (the “SEC”) (the “Amended Form 10-K/A”).

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

U.S. Precious Metals, Inc.
Form 10-Q

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at November 30, 2008 (unaudited) and at May 31, 2008 (audited).	4

Consolidated Statements of Operations (unaudited) for the three month periods ended November 30, 2008 and November 30, 2007, and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	5
Consolidated Statements of Operations (unaudited) for the six month periods ended November 30, 2008 and November 30, 2007, and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	6
Consolidated Statements of Cash Flows (unaudited) for the six month periods ended November 30, 2008 and November 30, 2007 and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	7
Notes to Financial Statements (unaudited).	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II – Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signature Page	19

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2008 (Unaudited)	May 31, 2008 (Audited)

ASSETS
Current Assets:
Cash	$52,093	$623,017
Miscellaneous receivables	12,423	8,353
Prepaid expenses	6,124	22,153

Total current assets	70,640	653,523

Fixed Assets:
Vehicles	39,429	39,429
Property, plant and equipment	92,075	84,199

Total fixed assets	131,504	123,628
Less: accumulated depreciation	(29,422)	(19,380)

Net fixed assets	102,082	104,248

Other Assets:
Investment in mining rights	204,532	82,730
Deposits	5,892	57,180

Total other assets	210,424	139,910

Total Assets	$383,146	$897,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$272,511	$13,490
Accrued expenses	256,609	57,282
Accrued salaries	15,795	13,527

Total current liabilities	544,915	84,299

Stockholders’ Deficit
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; issued and outstanding, 51,005,979 and 47,227,979 shares, respectively	510	472
Capital in excess of par value	8,407,770	6,757,710
Paid in capital – warrants	1,216,850	1,017,650
Paid in capital – options	770,000	—
Deficit accumulated during exploration stage	(10,556,899)	(6,962,450)

Total stockholders’ deficit	(161,769)	813,382

Total Liabilities and Stockholders’ Deficit	$383,146	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING EXPLORATION STAGE
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage To November 30, 2008)

	Three Month Periods Ended November 30,
	2008	2007

Revenues	$—	$—	$—

Expenses	2,220,391	42,295	10,518,030

Operating Loss	(2,220,391)	(42,295)	(10,518,030)

Other Income (Expense):
Interest income	1,439	600	17,706
Interest expense	—	—	(986)
Remeasurement (loss) gain	(69,591)	(906)	(55,589)

Loss accumulated during exploration stage	$(2,288,543)	$(42,601)	$(10,556,899)

Net Loss per Share Basic and Diluted	$(0.05)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	48,660,056	32,274,979

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT
ACCUMULATED DURING EXPLORATION STAGE
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) To November 30, 2008

	Six Month Periods Ended November 30,
	2008	2007

Revenues	$—	$—	$—

Expenses	3,530,799	296,339	10,518,030

Operating Loss	(3,530,799)	(296,339)	(10,518,030)

Other Income (Expense):
Interest income	5,354	760	17,706
Interest expense	—	—	(986)
Remeasurement loss	(69,004)	(906)	(55,589)

Loss accumulated during exploration stage	$(3,594,449)	$(296,485)	$(10,556,899)

Net Loss per Share Basic and Diluted	$(0.07)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	48,316,006	32,247,979

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 21, 1998 (Date of Inception of Exploration Stage) To November 30, 2008

	Six Month Periods Ended November 30,
	2008	2007

Cash Flows From Operations
Net Loss	($3,594,449)	($296,485)	($10,556,899)
Adjustments required to reconcile net loss to net cash consumed by operations:
Charges not requiring outlay of cash:
Depreciation	10,041	2,940	29,419
Bad debt write off	—	—	109,259
Common stock issued for services	1,289,300	48,000	5,875,132
Stock options issued for services	770,000	—	770,000
Changes in assets and liabilities:			0
Increase in accounts payable	259,020	405	272,510
Increase in accrued expenses	201,594	19,021	272,404
(Increase) decrease in miscellaneous receivables	(4,070)	(3,552)	(15,408)
Decrease (increase) in prepaid expenses	16,029	—	(6,124)
Decrease (increase) in deposits	51,289	(12,843)	(5,892)

Net Cash Consumed by Operating Activities	(1,001,246)	(242,514)	(3,255,599)

Cash Flows from Investing Activities:
Investment in mining rights	(121,802)	(13,859)	(189,531)
Loans to affiliated company	—	(40,000)	(431,275)
Repayment of loans by the affiliated company	—	—	325,000
Acquisitions of equipment	(7,876)	—	(131,502)

Net cash Consumed by Investing Activities	(129,678)	(53,859)	(427,308)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	400,000	20,000	3,492,500
Proceeds from exercises of warrants	160,000	—	242,500

Net Cash Provided by Financing Activities	560,000	20,000	3,735,000

Net increase (decrease) in cash balance	(570,924)	(276,373)	52,093
Cash balance, beginning of period	623,017	277,917	—

Cash balance, end of Period	$52,093	$1,544	$52,093

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (the “Company”) as of November 30, 2008 and May 31, 2008, and for the three and six month periods ended November 30, 2008 and November 30, 2007, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

2.	EXPENSES

The following are expenses listed by major categories:

			January 21, 1998 (Date of Inception of Exploration Stage to November 30, 2008)

	Six Month Periods Ended November 30,
	2008	2007

Geology fees	$16,928	$7,500	$159,023
Professional fees	293,757	31,398	994,359
Salaries	226,829	108,785	751,845
Payroll taxes	63,430	7,350	103,809
Consulting fees	109,944	58,837	1,818,538
Employee awards	—	—	1,652,000
Directors’ awards	2,035,000	—	2,935,500
Drilling and excavation	459,850	—	641,521
Assay expense	16,191	—	30,542
Bad debt expense	—	—	109,259
Licenses and permits	220	9,637	45,950
Travel and entertainment	73,243	13,927	238,112
Office expense	25,529	6,189	68,890
Auto rental	7,754	8,384	127,042
Office and warehouse rental	54,611	—	114,332
Depreciation expense	10,041	2,940	29,419
Insurance expense	16,284	6,194	43,602
Other expenses	121,188	35,198	654,287

	$3,530,799	$296,339	$10,518,030

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

3.	SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented. Similarly there were no payments for interest during either of the periods presented.

During the three month period ended November 30, 2008, the Company’s Board of Directors issued 33,000 shares of common stock to consultants as compensation for services; these shares were valued at $18,150. During the same three month period, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000. Although the shares have not been issued, they have been included as part of stockholders’ deficit because all of the action required for their issuance had been taken prior to November 30, 2008 and the compensated services had been performed prior to that date. Additionally, there were another 5,000 shares issued to consultants for services in the first quarter ended August 31, 2008 valued at $6,150.

There were 150,000 shares of common stock issued for services in the six month period ended November 30, 2008 valued at $48,000.

4.	COMMON STOCK

During the quarter ended November 30, 2007, the Company issued 200,000 shares of common stock for $20,000. In connection with the sale of the shares of common stock, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.25 per share. The warrants by their terms expire one year from the date of issuance.

5.	WARRANTS

The following table summarizes warrant activity during the six month period ended November 30, 2008.

Warrants outstanding as of May 31, 2008	4,767,500

Warrants Issued during the six month period ended November 30, 2008	400,000
Warrants exercised during the six month period ended November 30, 2008	(640,000)
Warrants expired during the six month period ended November 30, 2008	—

Warrants outstanding as of November 30, 2008	4,527,500

As of November 30, 2008, there were warrants to purchase 4,527,500 shares of common stock outstanding. These warrants are exercisable in the aggregate for 3,627,500 shares of common stock at $0.25 per share and 900,000 shares of common stock at $1.00 per share. All warrants expire by their terms one year from the date of issuance.

6.	STOCK OPTIONS

During December 2007, the Company’s Board of Directors re-approved the 2007 Stock Option Plan (the “Plan”) conditioned upon the approval by the shareholders by December 31, 2008. Under this re-approved Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. The Plan was approved by the shareholders in August 2008. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date. The value of the option grants of $770,000 was charged to expense during August 2008.

The following shows the activity of Company options during the six month period ended November 30, 2008:

	# of Options	Price

Options outstanding May 31, 2008	—	—

Options granted during the six month period ended November 30, 2008	9,000,000	$0.36
Options cancelled during the six month period ended November 30, 2008	—	—
Options exercised during the six month period ended November 30, 2008	—	—

Options outstanding as of November 30, 2008	9,000,000	$0.36

7.	RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2008, the board of directors approved the issuance in the first calendar quarter of 2009 of shares of common stock in lieu of cash compensation to directors and officers for services previously performed. These shares have not yet been issued. The following schedule shows the detail.

Last Name, First Name	Title	Date Granted	Shares

Astore, Robert	Former Board Member	10/31/2008	250,000
Baer, Sheldon	Board Member	10/31/2008	250,000
Burney, David	President & Officer	10/31/2008	200,000
Garcia, Jose	Board Member	10/31/2008	250,000
Kugler, Michael Jack	Board Member	10/31/2008	250,000
Oliveras, Jesus	CFO & Officer	10/31/2008	100,000
Pane, Jerry	Board Member	10/31/2008	250,000
Russell, Brian	Board Member	10/31/2008	250,000
Toscano, Peter	Board Member	10/31/2008	250,000
Wagenti, Jack	Former Board Member	10/31/2008	250,000

			2,300,000

No related party transactions occurred in the comparable period of 2007.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

8.	SUBSEQUENT EVENTS

In December 2008, the Company’s Board of Directors approved the issuance of up to $500,000 in convertible notes bearing simple interest at an annual rate of 16%. The notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

Any holder of the notes has the option to convert the principal and outstanding interest under such holder’s notes into shares of the Company’s common stock at an exercise price of $0.30 per share at any time after June 30, 2009, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The notes would automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010.

The Notes have not been (and will not be) registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of February 2009, the Company had issued convertible notes with an aggregate principal amount of $345,000 to three individuals. Michael J. Kugler, Chairman of the Board and Chief Executive Officer of the Company, purchased notes with an aggregate principal amount of $25,000 and two other accredited investors purchased notes with an aggregate principal amount of $320,000.

It came to the attention of certain officers of the Company that there may have been some accounting or cash management improprieties related to operations of the Company’s Mexican subsidiary. After a review of the facts and some investigation into the matter, the Company determined that approximately $7,800.00 in cash had been improperly diverted from the Company’s bank accounts. The Company made adjustments to correct this error as of November 30, 2008. The Company is continuing its review of the internal controls of the Mexican subsidiary. Consequently, the Company may determine that additional amounts may require one or more adjustments to the loss or gain of the Company. These amounts, to the extent they exist, have not yet been determined and may or may not be material. Refer to Part II, item 3, Significant Events, for more details.

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

We may attempt to interest an operating company to enter into a joint venture to undertake exploration work on the concessions owned by us, or we may attempt to access the public or private debt or equity markets to move toward the production phase, or even consider an outright sale.

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

During the six month period ending November 30, 2008, we invested approximately $1,208,000 in our exploration drilling campaign and the development of our Mexican operations. The Company commissioned and received an NI 43-101 Compliant Ore Reserve Report (the “43-101 Report”) from Applied Minerals, Inc. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling campaign. The proven and probable reserves reflected in the 43-101 Report relate to and have been developed from core samples retrieved from ten holes located on less a five acre area of the 37,000 acre concessions, leaving 99.9% of the holdings unexplored. If we are able to raise sufficient financing to do so, the company expects to continue to explore and develop the property over the next 12 months to determine the proven and probable reserves on a more significant portion of the property.

Data available to the Company from the 43-101 Report dated as of October 30, 2008 shows the following estimated reserves and related values using market pricing on January 28, 2009:

Proven Reserves: 311,343

	As of January 28, 2009

	Amount	Market Price	Total Value of Reserves

Gold (Au) (oz.)	57,432	$886.60	$50,919,211
Silver (Ag) (oz.)	403,532	$11.97	$4,830,278
Copper (Cu) (tons)	3,057	$2,940.00	$8,987,580

Total			$64,737,069

Probable Reserves: 942,559

		Market Price	Total Reserves

Gold (Au) (oz.)	156,288	$886.60	$138,564,941
Silver (Ag) (oz.)	1,295,857	$11.97	$15,511,408
Copper (Cu) (tons)	8,922	$2,940.00	$26,230,680

Total			$180,307,029

The value of the reserves is subject to price fluctuations in the commodities market. A low demand for copper due to the current global economic crisis has pushed the value of this metal down in previous months, while the recessionary trends have pushed the value of gold and silver slightly higher. As more exploratory drilling is completed, we expect the amount of proven and probable reserves to fluctuate.

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

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no expectations that we will do so in the foreseeable future. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations.

The Company had total assets in the amount of $383,148 with a cash balance of $52,093 as of November 30, 2008, as compared to $897,681 in total assets and a cash balance of $623,017 as of May 31, 2008. This was mainly due to increases geological and personnel expenses.

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

Because of the exploratory nature of our current business plan, we anticipate incurring operating losses for the foreseeable future. Our future financial results also are uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

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

Results of Operations for the Three and Six Month Periods Ending November 30, 2008 and 2007.

We did not earn any revenues and have had only losses since our inception, including during the six month periods ended on November 30, 2008 and 2007.

We incurred operating expenses in the amount of $2,329,650 during the three month period ended November 30, 2008, $1,265,000 of which was a non-cash expense related to stock grants to company officers and $4,635 of which was a non-cash expense related to depreciation. We incurred cash operating expenses in the amount of $42,295 during the three month period ended November 30, 2007.

We incurred operating expenses in the amount of $3,530,799 and $296,339 for the six month period ended November 30, 2008 and 2007 respectively.

We granted options and shares in lieu of compensation valued at $2,035,000 during the six month period ended November 30, 2008 compared to no grants in the comparable period for 2007. We also paid $492,969 in geological expenses, up from $7,500 in the comparable six month period. We hired additional staff at the corporate office and staff and consultants in connection with the subsidiary’s operations. These actions resulted in an increase in payroll and consulting expenses of $225,231 over the comparable six month period. Additional office expenses, depreciation, insurance, and other related expenses in Mexico caused an increase of $226,401 over the expenses for the period ended November 30, 2007.

The company also took a charge to expense for the recharacterization of a $106,275 loan balance as bad debt which was previously carried as an asset. We currently plan to continue to attempt to collect this debt.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not sufficiently effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC. This deficiency arose from changes at the subsidiary level and from a lack of previous disclosure controls and procedures that resulted into certain errors and transactions not being detected during the preparation of the fiscal year end financial statements and the review process.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting pursuant to the Exchange Act Rule 13a–15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were not effective as of November 30, 2008 due to a lack of reporting system from the subsidiary to the parent company and further weakness in the parent’s internal control structure. The certifying officers have taken note of the reasons for the deficiency and have taken additional measures to improve the financial reporting of the subsidiary and the quarterly and year end review process to minimize the potential of further misstatements or errors that may render the financial information misleading or mistaken.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended November 30, 2008:

We issued 200,000 shares of common stock for cash to one accredited investor for $20,000 in cash. In connection with the sale of these shares, we also issued to the investor warrants to purchase 100,000 shares of common stock at an exercise price of $0.25 per share. These warrants expire one year from the date of issuance.

These shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. SIGNIFICANT EVENTS

It came to the attention of certain officers of the Company that there may have been some accounting or cash management improprieties related to operations of the Company’s Mexican subsidiary. After a review of the facts and some investigation into the matter, we determined that approximately $7,800 in cash had been improperly diverted from the Company’s bank accounts. We made adjustments to correct these errors as of November 30, 2008, causing an expense charge to the subsidiary of approximately $7,800.

Our review of the processes at the subsidiary also uncovered certain deficiencies in internal controls at the subsidiary level, including lack of written contracts, failure to use a bid process, and lack of financial information for the subsidiary operations. The Company’s management team believes it has now established the necessary controls and procedures designed to obtain, maintain and appropriately deliver financial information on behalf of and to the Company on a regular and timely basis. We have also instituted procedures such as requiring that signers, issuers and reconciling persons be separate and engaging in a review and approval process for all transactions, including reconciliation of bank balances, issuances of checks and wire transfer requests.

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.
(Registrant)

/s/ M. Jack Kugler

M. Jack Kugler
Chief Executive Officer and Chairman of the Board of Directors February 17, 2009

/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
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