Form 10-K/A
period 2008-05-31
U S PRECIOUS METALS INC
filed 2009-02-23
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended:	May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

	Commission file number:	000-50703

U.S. PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1839426

(State or jurisdiction of incorporation)	(IRS Employer Identification No.)

171 Walnut Crest Run, Sanford, Florida	32771

(Address of principal executive offices)	(Zip code)

(407) 566-9310

(Registrant’s telephone number, including area code)

950 Celebration Blvd. Suite A, Celebration, FL

(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Jesus Oliveras, CFO of U.S. Precious Metals, Inc.
171 Walnut Crest Run
Sanford, FL 32771
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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,910,496 as at November 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 48,893,499 shares of common stock issued and outstanding as of February 5, 2009.

Documents incorporated by reference: None

EXPLANATORY NOTE

          U.S. Precious Metals, Inc. (the “Company”) is filing this amendment (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended May 31, 2008, as filed on September 15, 2008 (the “Original Annual Report”). This Amendment is being filed to effectuate the restatement previously announced in the Current Report on Form 8-K filed on January 23, 2009 (the “Current Report”). As a result of the Company’s internal review and analysis, certain errors were discovered in the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity contained in the Original Annual Report. These errors resulted in a net overstatement in assets of $129,435 and an understatement of the net loss for the year ended May 31, 2008 of $155,633. These errors partially arose during the consolidation process of the Company’s Mexican subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (the “Mexican Sub”), and were the result of recording amounts on the books of the Mexican Sub which duplicated entries that had been made on the books of the parent at the opening of fiscal year 2008. This year was the first year the Mexican Sub has kept its own accounting records.

          The change in the statement of operations also reflects adjustments made to the Mexican Sub’s books for the year ended May 31, 2008. These adjustments involved correction of the accounting for remeasurement of the Mexican Sub’s records when they were translated to U.S. dollars. The balance sheet and the statement of cash flows were also affected by these corrections.

          Finally a $109,259 loan to an affiliated company was deemed uncollectible and written off as of May 31, 2008. These statements reflect that bad debts charge and the reversal of related interest income.

          Except as otherwise provided, this Amendment does not modify or update the disclosures made in the Original Annual Report in any way.

          Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by the applicable SEC rules.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate”, “believe”, “estimate”, “intend”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements relate to future events or our future financial performance that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to management and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. In addition to the other information set forth in this report, certain of these risks and uncertainties are discussed in the Company’s earlier filings with the U.S. Securities and Exchange Commission and should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in these earlier filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. In general you should be aware that certain risks exist with respect to the Company and our business, which risks include, among other factors: our limited cash, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing properties for which we own the mineral rights, the need for additional capital, environmental risks, risks inherent in having its operations outside the United States such as political and economic unrest and instability, currency fluctuations, the threat of military actions and criminal or terrorist activities.

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

U.S. PRECIOUS METALS, INC.
FORM 10-K/A
MAY 31, 2008

i

ii

PART I

ITEM 1.	BUSINESS

Summary of Business

U.S. Precious Metals, Inc. (OTC BB: USPR.OB)- owns significant exploration and/or exploitation rights to approximately 37,000 acres of land in Michoacan, Mexico. The Company has invested to date approximately $1,500,000 in its preliminary determinations of its proven and probable reserves located on the property.

As part of its core drilling program, which it began in February of 2008, the Company has drilled twelve holes, seven of which have shown significant mineralized zones, two of which have not yet been analyzed and three of which have not shown significant results. As a result of this project, the Company has determined that gold, silver and copper are present on the property. There are also preliminary indications that platinum group elements may be present but further studies are required to confirm the presence, type and quality of any platinum as well as to determine the amount of platinum reserves, if any. The proven reserves from the ten holes are on less than five acres of the 37,000 acre property and are currently stated at 311,343 tons of gold, silver and copper ore with probable reserves of 942,559 tons of the same metals based solely on the ten holes on that same five acre parcel. This five acre area represents 0.00135% of the total concessions owned by us, meaning that 99.965% remains unexplored. There are approximately 7,400 five-acre parcels if the property were to be broken down into five acre parcels. The Company also owns an option to purchase rights on another property in Mexico that is not contiguous with this property.

The closest operating mine is approximately 30 miles to the southwest of the property and to our knowledge has been mined continuously for over 100 years.

The Company is not currently exploiting the property for which it owns concessions, although it has received an exploitation permit from the Mexican government for a portion thereof. If the Company can raise sufficient funds, it plans to continue to explore the property to determine the proven and probable reserves on a more significant portion of the property. Currently only 0.00135% of the property has been explored. The Company is in the process of raising capital to continue exploration and drilling to develop proven and probable reserves and to engage mining professionals either on a consulting basis or as employees, or a combination of the two, to survey the property, apply industry standard methodologies and to develop and implement a business plan that is appropriate for the size and scale of the property as well as the reserves that are identified through the process.

The Company has already determined that there is sufficient access to and from the property as well as between the property and regional ports, although the Company will have to develop significant infrastructure on the property itself to access the property and to engage in meaningful exploration and drilling. Additional information on the necessary infrastructure would be determined through the development of the business plan described above. Additionally, there appear to be substantial local resources in the neighboring town and state capitol, Morelia, in terms of personnel and supplies to support an expanded exploration and drilling operation. The Company has not yet located water on the property, but has not drilled any wells and preliminary information indicates that water lies close to the surface. The local climate is conducive to year-round operations and is not expected to pose any significant barriers to the exploration and drilling process on a large scale.

If the Company can raise sufficient funds to complete an on-site metallurgical laboratory, the Company expects to transition metallurgical testing of the ore to that laboratory. Otherwise, the Company will continue to have the metallurgical testing conducted by outside laboratories.

The Company’s plan of exploration, which the Company began to implement in February 2008, consists of continued drilling of the Solidaridad Concessions (as defined below). To date, the Company has completed twelve drill holes with plans to continue drilling through 2009, assuming that we can obtain sufficient funding to do so. Our process is as follows: the core samples are logged in detail and mineralized intercepts are sawed, sampled, and then shipped to the United States for assay by an independent laboratory; the information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff; and finally, the data is entered into a computer modeling program so that analyses can be made by our staff. The Company has received a completed NI 43-101 report from an independent consultant which discloses certain technical information about the Company’s mineral projects as well as estimates of proven and probable reserves.

Subject to obtaining additional funding to do so, the Company expects to expand its drilling campaign into other areas of the Solidaridad Concessions later in 2009. Under the currently approved plan, we have targeted the North Zone for shallow drilling with access roads currently being repaired. We have based our identification of potential drilling targets on a number of data points, including surface samples taken during 2008. We will need to conduct further exploration and field mapping before we finalize our decisions as to target locations.

The Company’s proposed exploration and drilling strategy has two components: (i) to engage in definition drilling in an effort to increase significantly the proven and probable reserves; and (ii) to conduct exploratory drilling on targets generated by field mapping, soil surveys and stream sediment surveys.

Concurrently with the Company’s exploration and drilling program, we currently plan to engage an industry recognized consulting firm to assist us in developing our exploration and drilling program as well as producing an industry standard Feasibility A Study. The first of the feasibility studies will assess the proven and probable reserves by evaluating and analyzing the core, assay results, maps, ore reserve calculations, metallurgical testing and geologic data against accepted standards. This study will substantiate or question the validity of our exploration data. If our data is substantiated, and we have sufficient funding to do so, we currently plan to move toward producing a Feasibility B Study.

A Feasibility B Study will show the results of a study and analysis of the potential economics of exploiting the property subject to the concessions, the infrastructure necessary to mine and produce metals, the available markets for the metals, the taxation requirements and the environmental and socio-economic impact for Michoacán. We believe this study would provide sufficient information about the potential value and exploitability of the concessions to allow as to seek bank financing or additional debt or equity investment through the public markets.

Metallurgical Testing

Provided we can raise sufficient funds to complete our laboratory in Morelia, we currently plan to transition metallurgical testing of the ore to that laboratory. Otherwise, we will continue to have the metallurgical testing conducted by outside laboratories. The testing of the ores is a multifaceted process. Oxide and sulfide ores are both present within the mineralized zones. The processes to concentrate and extract the metals from oxide and sulfide ores are different and require different processing.

Property Development

Depending on the amount of financing the Company is able to raise in the future, we have considered a more comprehensive plan for development of the property. Assuming the amount of future investments is sufficient to allow us to engage in an exploration and drilling program that is designed to significantly increase our proven reserves, we plan to engage an industry recognized mining and geological consulting firm to assist us in our strategic planning and development as well as our operations.

The Company believes a consulting firm can further authenticate the work we have done to date with our exploration and drilling program as well as assist us in formulating a two year exploration and drilling program that we believe will culminate in a Feasibility A and then a Feasibility B study provided funding is available to us. We will not be able to engage a consultant or execute additional exploration activities unless we are able to raise additional funding.

The Company believes that investing capital in an exploration and drilling program that has been designed with the assistance of a mining consultant well known to the industry would move the Company well toward its goal of determining to a much higher degree of certainty its proven and probable reserves over a two year period.

The Company does not currently plan to begin production in the foreseeable future and we believe that significantly increasing the proven and probable reserves is a more appropriate use of the funding we are currently seeking. We believe accomplishing a significant increase in reserves and preparing a Feasibility B Study would allow the Company more options as it looks to monetize the value created by such increase. These options may include, but are not limited to, a joint venture with an operating company, an outright sale or an ability to access the public debt or equity markets to move toward the production phase. Of course there can be no guarantee that we will be able to raise sufficient capital to execute our current business plan or remain in business, or that if we do obtain sufficient funding, that the reserves will increase or that circumstances or market conditions will be sufficient to allow the Company to benefit from any of these options.

The Effect of Governmental Regulation

In connection with our exploration activities, we must comply with all regulations, rules and directives imposed by the Mexican government. As stated below, we are required, on an annual basis, to conduct a limited amount of work on the Solidaridad Concessions and to pay a fee to the Mexican government based upon the total number of hectares under concession. In addition, prior to commencement of any exploitation program, we are required to prepare and file with Ministry of Ecology in Mexico a Technical Study Accounting for Change in Land Use in Forest Lands for Open Pit Mining Projects. We have prepared and submitted, and the Ministry of Ecology has approved, such a report relating to 123.5 acres of the concessions.

ITEM 1A.	RISK FACTORS

Cautionary Statement about Forward-Looking Statements

Much of the information included in this report includes or is based upon estimates, projections or other “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.”

Risk Factors

Our business, exploration results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause the value of our concessions or our ability to raise capital or operate in accordance with our then current business plan to vary materially from recent results or from our anticipated future results. We are a developmental stage company. Our securities are highly speculative and have an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below before purchasing our securities. You should understand that you may lose all or part of your investment. No person should consider investing who cannot afford to lose his entire investment or who is in any significant way dependant upon the funds that he is investing. The risk factors herein are not meant to be exhaustive.

We are a Development Stage Company.

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. We have not even achieved profitable operations and there are no assurances that we will be able to do so at any time in the future. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We are an Exploration Company.

We face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration of the Solidaridad Concessions may not result in the discovery of additional mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon the Solidaridad Concessions and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at the time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to abandon our operations.

Current Financial Condition and Shortfall of Funding.

Our independent accountant’s report to our audited financial statements for the year ended May 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue our operations and exploration, it is likely that we will go out of business and investors will lose their investments.

If we do not obtain additional financing, our business will fail. Our current operating funds are less than necessary to complete all currently intended exploration of the Solidaridad Concessions, and therefore we will need to obtain additional financing in order to complete our business plan. We currently have minimal operations and we have no income.

The Cash Needs of Our Business Plan Exceed Our Current Cash on Hand.

Our current business plan calls for significant expenses in connection with the exploration of the Solidaridad Concessions. We do not currently have sufficient funds to continue exploration on these properties and require additional financing in order to continue such exploration. We will also require additional financing if the costs of exploration on these properties is greater than anticipated.

We will require additional financing to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing. Obtaining additional financing would be subject to a number of factors, including, without limitation, the market prices for copper, silver and gold, investor acceptance of our business plan, and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Depending on market conditions and the options available to us, we may attempt to interest an operating company to enter into a joint venture to undertake exploration work on the properties for which we own mineral rights, or we may attempt to access the public or private debt or equity markets to move toward the production phase, or consider an outright sale.

We Do Not and Do Not Expect to Generate Revenues.

We are an exploration stage company; therefore, we anticipate that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to raise additional capital, we will not be able to continue operations.

Limited Operating History, Lack of Experience.

We face a high risk of business failure because we have commenced extremely limited business operations and exploration of the Solidaridad Concessions. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Since inception, we have been involved primarily in organizational activities, the acquisition of the Solidaridad Concessions, and limited exploration on a portion of the Solidaridad Concessions. We have not earned any revenues as of the date of this report.

We lack operating history and, mining experience, and we expect to continue to generate losses well into the future. Other than the commencement of limited exploration on the Solidaridad Concessions, we have not started any business operations or generated any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.

Reliance on Personnel.

The Company is dependent on its current officers, directors, and consultants to effectuate many of the Company’s services and plans for the implementation of the Company’s proposed activities and business. The Company’s current management team does not have significant experience in the area of exploring for and/or mining precious metals. Investors must be willing to entrust all of the affairs of the Company to current management.

We are dependent on the efforts of certain key personnel and contractors to raise funds for the Company and to develop the Solidaridad Concessions. If we lose the services of these personnel and contractors and we are unable to replace them, our planned operations may be disrupted and/or materially adversely affected.

Competition in the Mining Industry is Substantial.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees. The mining industry is intensely competitive in all of its phases, including raising funds for exploration. Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have as well as myriad of other exploration stage companies. As a result of this competition, we may be unable to acquire financing on terms we consider acceptable or at all. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down, suspended or terminated, which would have a materially adverse effect on our ability to continue operations.

Limited Geological Work Conducted on Existing Mining Concessions.

The Company has conducted limited geological work on the Solidaridad Concessions. The work consists of preliminary geological sampling, surveying, and drilling of twelve holes located on approximately five of the 37,000 acres to which we own the mineral rights. While these limited results are encouraging, additional exploration work will be required to determine the amount of mineral reserves that exist on the concessions, and whether they are recoverable in an economically feasible manner. We cannot determine the amount and cost of such exploration work at this time. We can give no assurances that additional mapping, surveying, and drilling will be sufficient to determine the amount of economic mineral deposits that exist on our concessions, and whether such reserves, if any, are recoverable or valuable. Therefore, the Company may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted. No assurances can be given that the Company will be able to raise additional capital to conduct the additional exploration activities, or that such additional exploration will prove successful.

We have explored less than one percent of our concessions. While we have received estimates of substantial reserves on the area we have explored, we cannot guarantee that we will find any valuable minerals on other portions of the concessions or that if we do find valuable minerals, that production will be profitable. Even if we are successful in discovering additional valuable minerals we may not be able to realize a profit from the sale of such minerals or be able to monetize the minerals we do have. If we can not find any valuable minerals on other portions of the concessions, if it is not economical to recover such valuable minerals, or if the Company cannot raise sufficient capital to proceed, we will have to cease operations.

Our ability on a going forward basis to discover additional viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable. If we are unable to discover such additional reserves, we most likely will not be able to be profitable on a long-term basis.

Inherent Risks and Costs in Mining Industry and Mineral Exploration.

There is a risk that we may incur liability or damages as we conduct our business because of the inherent dangers involved in the mining industry and in mineral exploration. The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities would likely have a material adverse effect on our financial position.

We must limit our exploration and consequently may not find additional mineralized material (even though our mineral concessions may contain mineralized material) because we are small and do not have much capital. If we cannot raise sufficient capital to proceed, we will have to cease operations.

We May Experience Supply and Equipment Shortages.

We may not have access to all of the supplies and materials we need to continue exploration which could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers, drilling equipment and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We May Experience Labor Shortages.

We may not have sufficient access to appropriate labor at a reasonable cost. If we are unable to obtain and maintain sufficient labor to operate our drilling and exploration programs, we could experience delays and increased costs.

The Price of Valuable Minerals is Speculative.

As stated above, exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if the Company is successful in recovering valuable minerals, for which no assurances can be given, the commercialization will be dependent, among other factors, upon the existing market price for such valuable minerals. Additionally, the valuation achieved by the Company when seeking capital is driven in part by market prices for the minerals we have indentified. The market price of valuable minerals has historically been unpredictable, and subject to wide fluctuations. The decline in the price of valuable minerals could render a discovered property uneconomic for unpredictable periods of time.

Exploration for Minerals is Speculative in Nature.

Exploration for minerals is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines. As noted above, our long-term profitability will be, in part, directly related to the cost and success of exploration programs. Any mineral exploration program entails risks, including, without limitation, risks relating to:

•	the ability to discover mineral deposits;

•	the location of mineral deposits;

•	development and implementation of appropriate metallurgical processes;

•	receipt and maintenance of necessary governmental approvals; and/or

•	sufficient development of the property.

The commercial viability of a mineral deposit is dependent on a number of factors, including, without limitation:

•	the market price of minerals;

•	the particular attributes of the deposit, such as its size, grade and proximity to infrastructure;

•	financing costs;

•	taxation;

•	royalties;

•	land tenure;

•	land use;

•	water use;

•	power use;

•	costs of importing and exporting minerals;

•	exchange rates; and/or

•	environmental protections.

The effects of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

There are Risks Inherent In Doing Business in Mexico.

The Solidaridad Concessions are located in southern Michoacan, Mexico. This is the location where we have all of our concessions, except for the option to purchase rights on another property in Mexico that is not contiguous with this property. As a result, our chances of conducting viable mining operations are dependent upon the success of the exploration and drilling at the Solidaridad Concessions.

Risks of doing business in a foreign country could adversely affect our results of operations and financial condition. We face risks normally associated with any conduct of business in a foreign country with respect to the Solidaridad Concessions in Michoacan, Mexico, including various levels of security, labor, political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations, and financial condition. These risks include, without limitation, the following:

•	labor disputes;

•	invalidity of governmental orders;

•	uncertain or unpredictable political, legal and economic environments;

•	war and civil disturbances;

•	crime and security issues;

•	property disputes;

•	changes in laws or policies;

•	taxation;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	governmental seizure of land or mining concessions;

•	limitations on ownership;

•	limitations on the repatriation of earnings;

•	increased financial costs;

•	import and export regulations, including restrictions on the export of gold, silver and copper; and/or

•	foreign exchange controls.

These risks may limit or disrupt the Company’s operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation.

Environmental, Regulatory, and other Risks Exist.

Mining operations may create numerous environmental conditions and hazards, including, without limitation, negatively impacting air quality, causing physical disturbances to the landscape, and creating groundwater and water-pollution problems. If we become subject to onerous government regulation or other legal uncertainties, our business will be negatively affected. There may be governmental regulations that materially restrict mineral property exploration and development or environmental regulations that are applicable to the environmental impacts of mining and exploration operations. These governmental regulations may provide, among other things, that to engage in certain types of exploration, may require certain environmental permits and protections, work permits, the posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection with complying with any such governmental regulations.

In addition, the legal and regulatory environment that pertains to the environment and the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for ore and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. Any such new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed. Changes in regulatory policy could adversely affect our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

•	ownership of assets;

•	access to land;

•	land tenure;

•	development of infrastructure;

•	mining policies;

•	monetary policies;

•	taxation;

•	rates of exchange;

•	environmental regulations;

•	labor relations;

•	repatriation of income and/or;

•	return of capital.

Any such changes may affect our ability to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as our ability to continue to explore, develop and operate those properties in which we have an interest or in respect of which we have obtained exploration and development rights to date. The possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

Our Concessions Are Located in a Remote Area.

There is extremely limited infrastructure on the properties where our concessions are located, which may impair our access to the property. Inclement weather and/or natural disasters may affect the roads surrounding the Solidaridad Concessions, which may delay our proposed exploration operations and could prevent us from working. While we plan to conduct our exploration year round, it is possible that inclement weather and/or natural disasters could delay exploration and other work.

Material Losses in Excess of Insurance Coverage could adversely affect our exploration and future production activities.

We have limited insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards, including, without limitation:

•	environmental hazards;

•	industrial accidents;

•	metallurgical and other processing;

•	acts of God; and/or

•	mechanical equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

•	damage to, or destruction of, mineral properties or production facilities;

•	personal injury or death;

•	environmental damage;

•	delays in exploration;

•	monetary losses; and/or

•	possible legal liability.

Industrial accidents could have a material adverse effect on our future business and operations. We currently maintain general liability insurance and automobile insurance coverage. We cannot be certain that the insurance we have in place will cover all of the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our ability to continue operations.

Defective title to the Solidaridad Concessions could adversely affect our exploration and future production activities.

There are uncertainties as to title matters in the mining industry. We believe that we have good title to our concessions; however, any defects in such title that cause us to lose our rights in these mineral properties could jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop our concessions in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership in the Solidaridad Concessions will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that the concessions in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

Restricted access to the Solidaridad Concessions could adversely affect our exploration and future production activities.

There are uncertainties as to the Company’s ability to gain access rights to the properties where the Solidaridad Concessions are located. We currently have secured access rights to the concessions known as Solidaridad I, Solidaridad III, and Solidaridad V by way of a written agreement entered into by and between the Mexican Subsidiary and the owners of the land where these concessions are located. The Company is in the process of securing, but has not yet secured, access rights to the other concessions, which it plans to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to mine ores from those areas and could have a material adverse effect on us.

Limited Market for Securities and Price Fluctuations.

There is currently a limited market for our securities and we can provide no assurance to investors that a market will develop. If a market for our securities does not develop, our shareholders may not be able to re-sell the shares of our securities that they have purchased and they may lose all of their investment. Public announcements regarding our Company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

The trading price of our common shares may be subject to wide fluctuations. Trading prices of our securities may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our securities, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management’s attention and resources.

No Dividends.

We have not paid any dividends and do not foresee paying dividends in the foreseeable future. Payment of dividends on our securities is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

It is anticipated that earnings, if any, which may be generated from operations will be used to finance the continued operations of the Company. Investors who anticipate the immediate need of dividends from their investment should refrain from purchasing any of the Company’s securities.

Lack of Liquidity and Change of Control Risks.

Certain agreements and/or laws to which the Company and its securities may be subject, if effective, may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to our stockholders.

If the agreements and/or laws referred to in the paragraph above are not effective and no other anti-takeover restrictions exist, there may be no deterrent for a take-over of our company, which may result in a change in our management and directors.

Indemnification of Officers and Directors.

Our Amended and Restated By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Relation of Value of Securities to Value of Minerals.

The value of our securities may relate directly and/or indirectly to the value of the valuable minerals held by the Company and/or its subsidiaries from time to time and fluctuations in the price of any such valuable minerals could materially adversely affect the value of any investment in our securities.

Several factors may affect the price of such minerals, including, without limitation:

•

Global supply and demand, which is influenced by such factors as forward selling by mineral producers, purchases made by mineral producers to unwind mineral hedge positions, central bank purchases and sales, and production and cost levels in major mineral-producing countries such as Mexico, South Africa, the United States and Australia;

•	Global or regional political, economic or financial events and situations;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates; and/or

•	Investment and trading activities of hedge funds and commodity funds.

In addition, investors should be aware that there is no assurance that minerals will maintain their long-term value in terms of purchasing power in the future. In the event that the price of minerals declines, the Company expects the value of an investment in our securities to decline.

Conflicts of Interest.

Certain conflicts of interest may exist with respect to management and the operations of the Company. Although management has committed to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters. Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company.

From time to time the Company has loaned funds to another company which had certain common directors with the Company and may be considered to be controlled by a former director of the Company. At May 31, 2008, this company owed the Company $105,000 (plus interest thereon at 6% per annum pursuant to two promissory notes). Such loans could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, which the Company has deemed bad debt. If it was determined that such loans violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company has discontinued the practice of providing loans to any related parties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s mining concessions, or mineral rights related to specific parcels of property, are located in southern Michoacan, which is in the southwestern portion of Mexico. Local and regional geologic evidence strongly suggests the possibility that the concessions owned by the Company are located within a significantly mineral rich area of the state. Approximately 30 miles to the southwest of the Company’s concession is a mine from which copper has been produced for over 100 years. The owners of that mine have continued exploration, which resulted in the discovery of another mineral deposit separate from the 100 year old working mine. The ore produced at that mine has similar characteristics to the mineralized material we have found from the exploration we have done to date on our concessions. In the northern part of the Company’s concessions are two abandoned mines and a few small hand worked mines. To the south of and within our concessions exist two additional abandoned mines- all of which will require routine but formal investigation.

The property is accessible by a paved road from the city of Morelia, the capital of Michoacan, and the claim sites are accessible by a gravel road from the village of Paso de Nunez. The site of the property is part of the Sierra Madre mountain range, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is provided to the area by a main power line running north towards the center of the valley adjacent to the gravel road.

Previous exploration at the property by M.I.M. Holdings (now Xstrata) in 1997-1998 identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation drill holes. The drilling indicated gold-copper-silver mineralization. Based on M.I.M.’s estimates, the largest zone, the Main Zone proved 3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper to a depth of 150 meters. Two other significant areas of mineralization identified by M.I.M. include the North Zone, which lies 300 meters north of the Main Zone, and Cuendao, which lies 2 kilometers to the south. We have not substantiated these findings and do not currently have the funding to do so.

The table below reflects the dates we acquired formal concession titles to the following properties, as well as certain other information:

Name of Concession	Type of Concession	Hectares[1]	Date Acquired	Expiration Date

Solidaridad I	Exploitation	174.5408	July 11, 2003	July 10, 2053

Solidaridad II	Exploration	2162.2311	August 14, 2003	August 13, 2009

Solidaridad II, Fraction A	Exploration	1.4544	August 14, 2003	August 13, 2009

Solidaridad II, Fraction B	Exploration	.0072	August 14, 2003	August 13, 2009

Solidaridad III	Exploitation	294.0620	December 14, 2004	December 13, 2054

Solidaridad IV	Exploration	149.4244	September 4, 2003	September 3, 2009

Solidaridad V (Le Ceiba)	Exploration	921.3201	October 19, 2004	October 18, 2010

La Sabila	Exploration/ Exploitation	11,405.0000	June 2, 2006	June 1, 2056

The above group of concessions are collectively referred to as the “Solidaridad Concessions.” An amendment to Mexican mining laws, effective on April 28, 2005, removed the previous distinction between exploration concessions and exploitation concessions. Previously, an exploration concession enabled the holder to explore, but not extract minerals for a term of six years and an exploitation concession enabled the holder to extract minerals for a term of 50 years. The current law provides for one mining concession granting rights for both exploration and exploitation for a term of 50 years. Those concessions which were set to expire prior to the mining law reform required an application to move from exploration to exploitation. Concessions which were currently in effect at the effective date of the amendment and those concessions granted after the effective date of the amendment are considered mining concessions for exploration and exploitation.

The Solidaridad Concessions, which were in force and effect as of the date of the amendment were automatically extended to be valid for a term of 50 years from the date the concession was acquired without the need of any further filings as long as the concessions were in compliance with all Mexican laws and there is no cancellation event under the mining laws. The Company has confirmed that the Solidaridad Concessions are in force and effect and have been extended. In order to maintain these concession rights from the Mexican government, the Company is required, annually, to perform limited expenditures on each property and pay a fee to the government based on the size of the property under the concession.

The Company has secured access rights to Solidaridad I, Solidaridad III, and Solidaridad V by way of a written agreement entered into by and between the Mexican Subsidiary and the owners of the land where these concessions are located. The Company is in the process of securing, but has not yet secured, access rights to the other concessions, which it plans to do in the future in connection with any decision to begin exploration or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to mine ore from those areas.

1 A Hectare is equivalent to 2.47 acres.

In December 2008, we relocated our headquarters from Celebration, Florida to Sanford, Florida. We continue to rent a house and warehouse (storage) facilities in Morelia, Michoacán, Mexico. We have a three year lease for the house in Morelia which terminates on March 31, 2010 and calls for monthly rent payments of approximately $16,000 (MXN). We lease the warehouse under a lease that terminates on February 1, 2011 and calls for monthly rent payments of approximately $26,500 (MXN).

The warehouse in Morelia houses the core sample laboratory, provides a core sample storage area and temporary offices. In addition, a chemistry and metallurgical laboratory has been built within the warehouse, but is not yet functional, due to lack of funding. If the Company can raise sufficient funds, of which there can be no assurance, we expect that this laboratory will be functional in 2009. If and when the laboratory becomes functional, we currently plan to use it to assist the technical staff in all necessary real time testing and evaluations of mineralization during the exploration and drilling stages as well as in developing the Feasibility A and B reports at the end of the two year exploration and drilling program discussed above. The Company estimates that it will cost approximately U.S.$75,000 to get the laboratory functioning.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to or the subject of any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY.

Our common stock currently trades on the OTC Bulletin Board under the symbol “USPR”. Prior to January 14, 2006, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for each quarter of our fiscal years ending May 31, 2007 and 2008 and the quarter ending August 31, 2008.

	Price Range
	High ($)	Low ($)
Quarter ended 8/31/06	$0.65	$0.20
Quarter ended 11/30/06	$0.48	$0.26
Quarter ended 2/28/07	$0.50	$0.21
Quarter ended 5/31/07	$0.45	$0.25
Quarter ended 8/31/07	$0.60	$0.13
Quarter ended 11/30/07	$0.18	$0.18
Quarter ended 2/28/08	$1.00	$0.94
Quarter ended 5/31/08	$0.77	$0.70
Quarter ended 8/31/08	$0.54	$0.49
Quarter ended 11/30/08	$0.30	$0.28

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On August 22, 2008, there were 34 broker-dealers making a market in our common stock. On August 28, 2008, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.38 and $0.58 per share, respectively.

Holders

As of February 5, 2009, there were 338 holders of record of the Company’s common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The General Corporation Law of the State of Delaware, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not paid any cash dividend to date and we do not expect to be able to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Equity Securities

During the fiscal year, that is the period ended May 31, 2008, the Company received $80,000 from the exercise of warrants to purchase 320,000 shares of common stock.

During the fiscal year 2008, the company sold 10,175,000 shares of common stock to various accredited investors in private sales in exchange for $1,417,500. For each share of common stock we sold, we also sold a warrant for the right to purchase one half share of common stock. The warrants expire one year from the date of issuance. In connection with the sale of the 10,175,000 shares common stock, we issued warrants to purchase 5,087,500 shares of common stock, 4,587,500 of which have an exercise price of $0.25 per share and 500,000 of which have an exercise price of $1.00 per share. We also issued 4,808,000 shares of common stock for no cash consideration to directors and employees of the Company as compensation for services during the fiscal year ended May 31, 2008.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”).

Warrants Outstanding

As of May 31, 2008, there were warrants to purchase 4,767,500 shares of common stock outstanding, the exercise of which would result in the issuance of an additional 4,767,500 shares of common stock. Warrants to purchase 4,267,500 shares of common stock are exercisable at $0.25 per share and warrants to purchase 500,000 shares of common stock are exercisable at $1.00 per share. If all of these warrants are exercised before they expire, the Company will receive gross proceeds $1,586,875. However, we have no control of whether the warrants will be exercised by the holders of the warrants. The exercise of the warrants is completely dependent upon the actions of a third party who may be influenced by many factors including, without limitation, the trading price of our common stock and the exercise price of the warrant. If we are not able to obtain additional funding, we will not be able to continue our drilling campaign or execute our current plan of operation. To the extent that warrants are exercised, the outstanding shares will be diluted in terms of percentage of ownership and per share cost basis.

Rule 144 Shares

As of February 5, 2009, we had 48,893,499 shares of common stock outstanding, 24,889,899 of which are freely tradable. Of the remaining shares, 19,300,920 are immediately eligible for resale to the public under Rule 144 of the Securities Act. The final 4,702,680 will become eligible for public resale after a six-month holding period.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding, or the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

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

Registration Rights

Except for the shares covered by the Form SB-2 registration statement we filed with the Securities and Exchange Commission in August 2005, we have not granted registration rights to any of our shareholders or to any other person.

Equity Compensation Plan Information

During the fiscal year ended May 31, 2008, our Board of Directors adopted the 2007 Stock Option Plan of U.S. Precious Metals, Inc. under which options to purchase shares of our common stock were conditionally granted during the fiscal year ended May 31, 2008. The grants were conditioned upon the plan receiving majority shareholder approval prior to December 31, 2008. Said shareholder approval was received in August 2008, after our fiscal year end. Accordingly, the conditional option grants under plan became effective at that time, and will be reported as granted in our Annual Report for the Fiscal Year Ended May 31, 2009.

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

Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next 12 months is to continue the drilling campaign as more fully described in the Company’s Current Report, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain our mining rights, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

We may attempt to interest an operating company to enter into a joint venture to undertake exploration work on the properties for which we own mineral rights, or we may attempt to access the public or private debt or equity markets to move toward the production phase, or even consider an outright sale.

We do not intend to hire any additional employees at this time. All of the work related to our business will be conducted by our current employees and independent contractors. To the extent we receive funding, this is likely to change.

All of the Company’s plans are predicated on the Company’s ability to raise sufficient capital to complete them which we can not assure you will occur in a timely manner, on terms acceptable to the Company, or at all. As of May 31, 2008, we had 4,767,500 warrants outstanding, the exercise of which would provide us with $1,566,875 in gross proceeds. However, we have no control of whether the warrants will be exercised by the holders of the warrants. The exercise of the warrants is completely dependent upon the actions of a third party that may be influenced by many factors including, without limitation, the trading price of our common stock and the exercise price of the warrant. If we are not able to obtain additional funding, we will not be able to continue our drilling campaign or execute our current plan of operation.

Because the exploration phase of our business plan is essentially a research and development activity, the results of our exploration activities will have a significant effect on our future business model. This model can change substantially based upon our exploration activities, liquidity position or other factors. Accordingly, estimating expenditures is an imprecise process, made even more so by the unpredictable nature of our business plan. We believe it would, therefore, not be helpful to estimate beyond the next 12 months. Even these estimates are subject to change depending on our ability to raise additional capital and execute our business plan in accordance with our estimates.

To date, we have raised capital through the sale of shares of stock. For the fiscal year ended May 31, 2008, we sold common stock with an aggregate purchase price of $1,417,500 in outright stock purchases and $80,000 in warrant exercises. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, through loans from our directors or principal shareholders or otherwise to meet our obligations over the next 12 months.

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations.

At May 31, 2007, we had total assets of $363,265 consisting of cash in the amount of $277,917 and various other assets of $85,348.

As of the fiscal year ended May 31, 2008, we had total assets of $897,681 consisting of cash in the amount of $623,017 and other various assets totaling $274,664.

Results of Operations for Years Ending May 31, 2007 and May 31, 2008.

Financial Information from Comparative Years

We did not earn any revenues and have had only losses since our inception, including during the years ending May 31, 2007 and 2008. We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of minerals from the land related to our mining rights. We do not anticipate that this will occur in fiscal year 2009 and cannot guarantee that we will ever be in a position to begin exploitation operations. Although the exploration drilling campaign has been ongoing and the limited results we have obtained to date have been positive, we can provide no assurance that we will discover minerals in sufficient quantities and of sufficient quality that we can obtain funding to monetize the minerals in the mine through additional funding for exploitation, joint venture, sale or otherwise.

We incurred operating expenses in the amount of $899,427 in the year ended May 31, 2007, $238,841 of which were non-cash expenses related to stock grants and depreciation and $5,051,733 in the year ended May 31, 2008, $4,128,516 of which were non-cash expenses related to stock grants, depreciation and bad debt write off.

The major expenses driving the increase from fiscal year 2007 to 2008 are (1) consulting fees in the amount of $1,522,027, part of which the Company paid by issuing shares of common stock valued at $750,500, an aggregate increase of $1,344,792; (2) Employee awards consisting of shares of common stock granted to employees for their services rendered to the Company valued at $1,652,000, an aggregate increase of $1,652,000; and (3) Director awards consisting of shares of common stock granted to directors for their services rendered to the Company valued at $900,500, an aggregate increase of $900,500, or a net increase of $3,897,292 as compared to year 2007. We also increased the number of staff in our corporate office, some of whom received stock as part of their compensation. Consulting fees include payments for geologists, engineers, and other assaying and drilling services. There was a net increase of $255,014 in the remaining expense items from fiscal year 2007 to 2008. Drilling activity related to exploration increased substantially in the first and second quarter of this fiscal year in connection with the Company’s determination to pursue exploration more aggressively. In addition, the Company recorded $109,259 in bad debt expense. This bad debt expense is related to loans of $106,275 made to a company which had certain directors in common with the directors of this Company and is likely to be deemed controlled by a former director of this Company. This loan may be deemed to have been made in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

We have not achieved profitability and since our business plan does not include activities that will produce revenues for the foreseeable future, we do not anticipate achieving profitability in the foreseeable future. This means we are completely dependent upon obtaining additional financing to pursue our exploration activities.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Account Policies and Estimates

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company’s financial statements, that the following three disclosures are critical accounting policies.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
U.S. Precious Metals, Inc.

I have audited the accompanying consolidated balance sheets of U.S. Precious Metals, Inc. and its subsidiary (an exploration stage company) as of May 31, 2008 and 2007, and the related consolidated statements of operations and deficit accumulated during exploration stage, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008 and May 31, 2007, and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2008. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and its subsidiary, as of May 31, 2008 and May 31, 2007, and the results of their operations and their cash flows for the years ended May 31, 2008, May 31, 2007, and the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey

Robert G. Jeffrey January 27, 2009 Wayne, New Jersey

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2008 (Restated)	May 31, 2007

ASSETS
Current Assets:
Cash	$623,017	$277,917
Miscellaneous receivables	8,353	—
Prepaid Insurance	22,153	—

Total current assets	653,523	277,917

Fixed Assets:
Vehicles	39,429	31,071
Property, plant and equipment	84,199	—

Total fixed assets	123,628	31,071
Less: accumulated depreciation	(19,380)	(9,321)

Net fixed assets	104,248	21,750

Other Assets:
Investment in mining rights	82,730	63,599
Deposits	57,180	—

Total other assets	139,910	63,599

Total Assets	$897,681	$363,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,490	$9,440
Accrued expenses	57,282	18,694
Accrued salaries	13,527	—

Total current liabilities	84,299	28,134

Stockholders’ Equity:
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; issued and outstanding, 47,277,979 and 31,924,979 shares, respectively	472	319
Capital in excess of par value	6,757,710	2,241,250
Paid-in capital – Warrants	1,017,650	27,563
Deficit accumulated during exploration stage	(6,962,450)	(1,934,001)

Total stockholders’ equity	813,382	335,131

Total Liabilities and Stockholders’ Equity	$897,681	$363,265

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING EXPLORATION STAGE

	Year Ended May 31, 2008 (Restated)	Year Ended May 31, 2007	January 21, 1998 (Date of Inception of Exploration Stage) To May 31, 2008 (Restated)

Revenues	$—	$—	$—

Expenses	5,051,733	899,427	6,987,231

Operating Loss	(5,051,733)	(899,427)	(6,987,231)

Other Income (Expense):
Interest income	9,869	986	12,352
Interest expense		(402)	(986)
Remeasurement gain	13,415	—	13,415

Loss accumulated during exploration stage	$(5,028,449)	$(898,843)	$(6,962,450)

Net Loss per Share Basic and Diluted	$(0.14)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	36,625,340	31,665,938

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
ACCUMULATED DURING EXPLORATION STAGE

For The Years Ended May 31, 2007, and 2008
(Restated)

					Deficit Accumulated During Exploration Stage
			Additional Paid in Capital	Paid in Capital- Warrants
	Common Stock					Deficit Total
	Shares	Amount

Balance, May 31, 2006	31,392,479	$314	$2,008,628	$27,563	($1,035,158)	$1,001,347

Shares issued for services	575,000	6	232,621			232,627
Shares cancelled as part of legal settlement	(400,000)	(4)	4			—
Share adjustment	357,500	3	(3)			—
Net loss for the year					(898,843)	(898,843)

Balance, May 31, 2007	31,924,979	319	2,241,250	27,563	(1,934,001)	335,131

Shares issued for cash	10,175,000	102	1,417,398			1,417,500
Shares issued for services	4,808,000	48	4,009,152			4,009,200
Value of warrants accompanying stock issuances			(1,079,250)	1,079,250		—
Shares issued for warrants exercised	320,000	3	79,997			80,000
Value of expired warrants			27,563	(27,563)		—
Transfer of original value of warrants exercised			61,600	(61,600)		—
Net loss for the year					(5,028,449)	(5,028,449)

Balance, May 31, 2008	47,227,979	$472	$6,757,710	$1,017,650	($6,962,450)	$813,382

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 21, 1998 (Date of Inception of Exploration Stage) to May 31, 2008 (Restated)
	Fiscal Year Ended
	May 31, 2008 (Restated)	May 31, 2007

Cash Flows From Operations:

Net Loss	($5,028,449)	($898,843)	($6,962,450)

Adjustments required to reconcile net loss to cash consumed by operations;

Charges not requiring outlay of cash:
Depreciation	10,057	6,214	19,378
Common stock issued for services	4,009,200	232,627	4,585,831
Bad Debt Expense	109,259	—	109,259
Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,050	(4,858)	13,490
Increase in accrued expenses	52,116	18,694	70,810
Increase (decrease) in miscellaneous receivables	(11,337)	2,087	(11,337)
Increase in prepaid expenses	(22,153)	—	(22,153)
Increase in deposits	(57,180)	—	(57,180)

Net Cash Consumed by Operating Activities:	(934,437)	(644,079)	(2,254,352)

Cash Flows from Investing Activities:
Investment in mining rights	(19,132)	—	(67,729)
Loans to affiliated company	(106,275)	(250,000)	(431,275)
Repayment of loans by the affiliated company		250,000	325,000
Acquisitions of equipment	(92,556)	—	(123,627)

Net Cash Consumed by Investing Activities:	(217,963)	—	(297,631)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	1,417,500	—	3,092,500
Proceeds from exercises of warrants	80,000	—	82,500

Net Cash Provided by Financing Activities:	1,497,500	—	3,175,000

Net increase (decrease) in cash balance	345,100	(644,079)	623,017

Cash balance, beginning of period	277,917	921,996	—

Cash balance, end of period	$ 623,017	$ 277,917	$ 623,017

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

1.	ORGANIZATION AND BUSINESS

Organization of Company

The Company was incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. (“American International”). On May 9, 2002, the board of directors of American International declared a dividend in the form of our common stock to be issued to its beneficial shareholders of record on such date. On the record date, American International had 274 beneficial shareholders. The ratio of common stock of the Company received by each American International shareholder was one share of Company common stock for each ten shares of American International common stock held by such record owner. On or about June 10, 2004, a total of 1,981,184 shares of common stock were issued to the beneficial shareholders of American International on the record date. These shares represented all of the issued and outstanding capital stock of the Company on such record date. American International did not retain any additional shares of common stock of the Company.

On March 5, 2003, the Company formed a subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation (the “Mexican Sub”). Since the Mexican Sub’s formation, the Company has acquired the mineral rights to approximately 37,000 acres of property. Virtually all of the Company’s activities take place in Mexico through the Mexican Sub.

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “USPR” on January 15, 2006.

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to May 31, 2008, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue had been realized through May 31, 2008. The Company has incurred cash and non-cash losses to May 31, 2008 of $6,962,450.

Business

The Company has acquired exploration and/or exploitation rights to approximately 37,000 acres of land in Michoacán, Mexico. Below is a list of the formal concession titles to which the Company has acquired:

Name of Concession	Type of Concession	Title Number	Hectares[2]	Date Acquired	Expiration Date

Solidaridad I	Exploitation	220315	174.5408	July 11, 2003	July 10, 2053
Solidaridad II	Exploration	220503	2162.2311	August 14, 2003	August 13, 2009
Solidaridad II, Fraction A	Exploration	220504	1.4544	August 14, 2003	August 13, 2009
Solidaridad II, Fraction B	Exploration	220505	.0072	August 14, 2003	August 13, 2009
Solidaridad III	Exploitation	223444	294.0620	December 14, 2004	December 13, 2054
Solidaridad IV	Exploration	220612	149.4244	September 4, 2003	September 3, 2009
Solidaridad V (Le Ceiba)	Exploration	223119	921.3201	October 19, 2004	October 18, 2010
La Sabila	Exploration/ Exploitation	227272	11,405.000	June 2, 2006	June 1, 2056

2 A Hectare is equivalent to 2.47 acres.

The above group of concessions are collectively referred to as the “Solidaridad Concessions.” An amendment to Mexican mining laws, effective on April 28, 2005, removed the previous distinction between exploration concessions and exploitation concessions. Previously, an exploration concession enabled the holder to explore, but not extract minerals for a term of six years and an exploitation concession enabled the holder to extract minerals for a term of 50 years. The current law provides for one mining concession granting rights for both exploration and exploitation for a term of 50 years. Those concessions which were set to expire prior to the mining law reform required an application to move from exploration to exploitation. Concessions which were currently in effect at the effective date of the amendment and those concessions granted after the effective date of the amendment are considered mining concessions for exploration and exploitation.

The Solidaridad Concessions, which were in force and effect as of the date of the amendment were automatically extended to be valid for a term of 50 years from the date the concession was acquired without the need of any further filings as long as the concessions were in compliance with all Mexican laws and there is no cancellation event under the mining laws. The Company has confirmed that the Solidaridad Concessions are in force and effect and have been extended. In order to maintain these concession rights from the Mexican government, the Company is required, annually, to perform limited expenditures on each property and pay a fee to the government based on the size of the property under the concession.

The Company has secured access rights to Solidaridad I, Solidaridad III, and Solidaridad V by way of a written agreement entered into by and between the Mexican Subsidiary and the owners of the land where these concessions are located. The Company is in the process of securing, but has not yet secured, access rights to the other concessions, which it plans to do in the future in connection with any decision to begin exploration or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to mine ore from those areas.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Consolidated Statements

The consolidated financial statements include the accounts of the Company and its Mexican Sub. All significant intercompany balances and transactions have been eliminated in consolidation. This subsidiary was established to facilitate the acquisition of mining rights according to Mexican law. The registration has been obtained for this subsidiary from the National Register of Commerce and Property.

b. Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

c. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, miscellaneous receivables, loans to an affiliated company, and accounts payable.

d. Recognition of Revenue

Revenue will be recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed, and there is a reasonable assurance of collection of the sales proceeds. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

e. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivables and accounts payable, approximate their fair values at May 31, 2008.

f. Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated on the straight line basis, based on the useful or productive lives of assets, ranging from three years for computer equipment to seven years for machinery and equipment.

g. Investments in Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins.

h. Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves and expensed as mine development costs at the point the Company reaches its operating stage (mineralization), such costs will be capitalized and will be written off as depletion expense as the minerals are mined.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

i. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”. Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

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

n. Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the years ended May 31, 2007 and 2008, the Company did not have any gains and losses resulting from activities or transactions the resulted in comprehensive income or loss.

o. Foreign Currency Translation

The assets of the Mexican Sub are in Mexico. The Mexican Sub depends on the parent’s ability to raise cash which is transferred to the subsidiary to meet its operating cash needs. Therefore, the Company’s management has determined that the functional currency is the US dollar. As such, the Company remeasures its subsidiary financial statements into the US dollar functional currency. Any gains or losses are reflected on the Statements of Operations.

The accounts of the subsidiary are remeasured into US dollars as follows:

(a)	Current assets, current liabilities, and long-term monetary assets and liabilities are translated based on the rates of exchange in effect at the balance sheet dates.

(b)	Non-monetary assets, liabilities, and equity accounts are translated at the exchange rates prevailing at the times of acquisition of assets, assumption of liabilities or equity investments.

(c)	Revenues and expenses are translated at the average exchange rates for each period.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

p. Impairment

The Company performs a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable.

q. Stock Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or fair value of the equity instruments issued, whichever is the more readily determinable. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

3.	RESTATEMENTS

Certain errors affecting the financial statements for the fiscal year ended May 31, 2008 were discovered during an internal review and analysis. These errors were partially the result of entries on the books of the Mexican Sub which duplicated entries that had been made in the prior year on the books of the parent company.

The Company’s management re-evaluated the functional currency of its Mexican Sub and determined it to be the US dollar. Accordingly, the accounts of the Mexican Sub were remeasured and the remeasurement gain is reflected on the Statement of Operations. Also, the comprehensive loss reflected on the Balance Sheet previously filed for May 31, 2008 was eliminated. Management also determined that a $106,275 loan had become uncollectable. The loan and related accrued interest were written off. Correcting these errors resulted in an increase in the net loss of the year ended May 31, 2008 of $155,634 and reduction of $129,435 in total assets. The financial statements have been restated to correct these errors.

The loan which has been written off could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it was determined that such loans violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company has discontinued the practice of providing loans to any related parties.

Consolidated Balance Sheet as of May 31, 2008

	Previously Reported	Adjustments	As Restated

Miscellaneous receivables	$11,306	$(2,953)	$8,353
PP&E	86,931	(2,732)	84,199
Mining rights	100,875	(18,145)	82,730
Depreciation	(20,050)	670	(19,380)
Loan to Affiliated Company	106,275	(106,275)	—

Total Assets	$1,027,116	$(129,435)	$897,681

Accounts payable	$13,484	$6	$13,490
Accrued expenses	52,842	4,440	57,282
Accrued salaries	13,527		13,527

Total Liabilities	79,853	4,446	84,299

Deficit	(6,806,816)	(155,634)	(6,962,450)
Comprehensive (loss) income	(21,753)	21,753	—

Stockholders’ equity	947,263	(133,611)	813,382

Total liabilities and equity	$1,027,116	$(129,435)	$897,681

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

Consolidated Statement of Operations for Year Ended May 31, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$4,882,685	$169,048	$5,051,733

Operating loss	(4,882,685)	(169,048)	(5,051,733)
Remeasurement gain	—	13,415	13,415

Loss during exploration stage	(4,872,816)	(155,633)	(5,028,449)
Comprehensive (loss) income	(21,753)	21,753	—

Total comprehensive loss	$(4,894,569)	$(133,880)	$(5,028,449)

Consolidated Statement of Operations Since Inception of Exploration Stage

	Previously Reported	Adjustments	As Restated

Expenses	$6,818,182	$169,049	$6,987,231

Operating loss	(6,818,182)	(169,049)	(6,987,231)

Restatement gain	—	13,415	13,415

Loss during exploration stage	$(6,806,816)	$(155,634)	$(6,962,450)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

Consolidated Statement of Cash Flows for Year Ended May 31, 2008

	Previously Reported	Adjustments	As Restated

Net loss	$(4,872,816)	$(155,633)	$(5,028,449)

Depreciation	10,728	(671)	10,057
Bad debt expense	—	109,259	109,259
Accounts payable	4,044	6	4,050
Accrued expenses	47,676	4,440	52,116
Miscellaneous receivables	(11,305)	(32)	(11,337)
Prepaid insurance	(22,152)	(1)	(22,153)
Rounding		1	—

Cash consumed in operations	(891,806)	(42,631)	(934,437)

Investment in mining rights	(37,277)	18,145	(19,132)
Acquisition of equipment	(95,289)	2,733	(92,556)

Cash consumed in investing activities	(238,841)	20,878	(217,963)

Rounding		1

Effect of exchange rate	(21,752)	21,752	—

Error in addition	—	(21,752)	—

Net increase in cash	$366,852	$(21,752)	$345,100

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

Consolidated Statement of Cash Flows Cumulative Since Inception

	Previously Reported	Adjustments	As Restated

Net loss	$(6,806,817)	$(155,633)	$(6,962,450)

Depreciation	20,049	(671)	19,378
Bad debt expense	—	109,259	109,259
Accounts payable	13,484	6	13,490
Accrued expenses	66,370	4,440	70,810
Miscellaneous receivables	(11,305)	(32)	(11,337)
Prepaid insurance	(22,152)	(1)	(22,153)

Cash consumed in operations	(2,211,720)	(42,632)	(2,254,352)

Mining rights	(85,875)	18,146	(67,729)
PP&E acquisitions	(126,360)	2,733	(123,627)

Cash consumed by investing	(318,510)	20,879	(297,631)

Rounding		(1)
Exchange effect on cash	(21,752)	21,752	—

Error in addition	—	(21,752)	—

Net change in cash	$644,769	$(21,752)	$623,017

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

Consolidated Statement of Changes in Stockholders’ Equity

	Previously Reported	Adjustments	As Restated

Comprehensive income	$(21,753)	$21,753	$—

Net loss for year 2008	(4,872,816)	(155,633)	(5,028,449)

Rounding		(1)

Total Stockholders’ Equity	$947,263	$(133,881)	$813,382

1.

Certain changes or additions were made to the Summary of Significant Accounting Policies. The policy statement on fixed assets was changed to more properly reflect the depreciable lives of various categories of fixed assets. In addition, policy statements regarding comprehensive loss and foreign currency translation were added.

2.	An additional footnote (Note 4) was added to describe authorizations of preferred stock.

3.	The related party footnote (Note 7) was expanded to include reference to an authorization of 1,000,000 shares of preferred stock to a Company officer.

4.	The subsequent events footnote (Note 16) has been expanded to describe an independent geologist’s report dealing with the value of the mining rights owned by us.

4.	PREFERRED STOCK

On December 1, 2005, the Board of Directors authorized the issuance of 2,300,000 shares of preferred stock to three individuals who, at the time, were officers and directors of the Company. On May 22, 2008 the Board of Directors authorized the issuance of an additional 1,000,000 shares of preferred stock to the Company’s current chief executive officer, who is also a director. These preferred shares would, when issued, be convertible to common stock on the basis of ten shares of common for each share of preferred. However, the Board of Directors has not filed a certificate of designation with the Secretary of State of the State of Delaware. This means the preferences, rights, qualifications, limitations and restrictions of the preferred stock have not been defined. These shares are to be issued only in the event of a hostile takeover of the Company and only if the Company has filed the certificate of designation prior to such time.

5.	COMMON STOCK

The Company is authorized to issue preferred and common stock. As of May 31, 2008, only common stock had been issued. During the fiscal year ended May 31, 2008, the Company sold 10,175,000 units for gross proceeds of $1,417,500. Each unit consists of one share of common stock and one half of a warrant (or an aggregate of 10,175,000 shares and 5,087,500 warrants). The value allocated to warrants was based on a Black Scholes valuation model. Each whole warrant entitles the holder to purchase one share of common stock at the specified exercise price. As of the fiscal year ended May 31, 2008, there were warrants outstanding to purchase 4,767,500 shares of common stock.

During the fiscal year ended May 31, 2008, the Company issued 4,808,000 shares of common stock for services of which 3,210,000 were issued to officers and directors and 1,598,000 were issued to consultants. The shares issued for services were valued based upon a Black Scholes valuation model.

During the fiscal year ended May 31, 2007, the Company issued 575,000 shares of common stock for services.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

All warrants issued in fiscal year ended May 31, 2008 have a one year exercise term. Warrants have been issued with exercise prices of $.25 cents and $1.00 dollar.

Changes in the outstanding warrants during the years ended May 31, 2007 and 2008 are detailed on the following schedule.

Balance, May 31, 2006	6,062,500

Warrants expired during year ended May 31, 2007	(3,940,000)

Balance, May 31, 2007	2,122,500

Warrants issued during the year ended May 31, 2008	5,087,500
Warrants expired during the year ended May 31, 2008	(2,122,500)
Warrants exercised during the year ended May 31, 2008	(320,000)

Balance, May 31, 2008	4,767,500

The following is a breakdown of the outstanding warrants, all fully exercisable, by exercise price:

Exercise price	# of Warrants

$ .25	4,267,500
$1.00	500,000

4,767,500

6.	STOCK OPTION PLAN

During the fiscal year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (the “Plan”), conditioned upon its approval by the Company’s shareholders by December 31, 2007. This Plan was not presented to the shareholders prior to December 31, 2007. No options had been granted prior to December 31, 2007.

During December 2007, the Company’s Board of Directors re-approved the Plan conditioned upon approval by the shareholders by December 31, 2008. Under this re-approved Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. The Plan was approved by the shareholders in August 2008. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

7.	RELATED PARTY TRANSACTIONS

During the fiscal year ended May 31, 2007, a $250,000 loan was made to a company controlled by individuals who own a substantial portion of the Company’s outstanding common stock, certain of whom also served on the board of directors of both the borrower and the Company at the time of the loan. This loan was repaid, with interest, during the year.

During the fiscal year ended May 31, 2008, the Company made two additional loans to the same company. The first loan was made on June 5, 2007, having an aggregate principal amount of $40,000 and the second loan was made on April 3, 2008, having an aggregate principal amount of $65,000. The first loan has no established maturity and the second loan matures in April 2009. Both loans bear simple interest of 6% annually. The Company’s management has determined that the loans are uncollectible. Therefore, the loans and related accrued interest were written off.

During the year ended May 31, 2008, the Company issued common stock to officers and directors for services performed, as follows:

Last Name, First Name	Title / Position	NUMBER OF STOCK ISSUED	Value of Stock at Measurement Date

Baer, Sheldon	Director	500,000	$400,000.00
Burney, David	President	50,000	$40,000.00
Burney, David	President	50,000	$37,500.00
Garcia, Jose	VP/Director	200,000	$160,000.00
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$375,000.00
Oliveras, Jesus	CFO	10,000	$8,000.00
Pane, Jerry	Director	200,000	$160,000.00
Russell, Brian	Director	200,000	$160,000.00
Toscano, Peter	Officer and Director	750,000	$600,000.00
Wagenti, Jack	Director	750,000	$600,000.00

		3,210,000	$2,540,500.00

On May 22, 2008, the Company authorized the issuance of 1,000,000 shares of preferred stock to its chief executive officer; however, such shares have not yet been issued. See Note 4.

8.	INCOME TAXES

The Company has experienced losses during its period of existence. The Internal Revenue Code allows net operating losses (NOLs) to be carried forward and applied against future profits for a period of twenty years. These NOLs totaled $6,483,060 through May 31, 2008. The potential benefit of these NOLs has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, these NOLs will expire as follows:

Year Ended May 31,	Net Loss Carryforward

2023	$215,924
2024	$313,127
2025	$226,093
2026	$280,014
2027	$898,843
2028	$4,549,059

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Restated)

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as presented below:

	Balance May 31, 2008	Balance May 31, 2007
Deferred Tax Assets	$2,204,240	433,757
Valuation Allowance	2,204,240	433,757

Balance Recognized	$—	$—

The valuation allowance increased by $1,770,665 during the year ended May 31, 2008.

9.	LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period. At May 31, 2008, there were 4,767,500 outstanding warrants to purchase common stock. The share equivalents of the warrants were not included in the calculation of average shares outstanding because to include them would have an anti-dilutive effect.

10.	RENTALS UNDER OPERATING LEASES

Prior to July 2006, the Company conducted its operations from office space in New Jersey, owned by a Company officer. That facility was occupied without charge. The Company’s office was subsequently relocated to Celebration, Florida. In December 2008, the office was relocated from Celebration to Sanford, Florida, where it operates out of the home of one of the Company’s officers, at no charge to the Company. There is no rental agreement for the use of this temporary office. If rent were charged for this space, the amount would not be material.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacan, Mexico. This lease term was to expire February 1, 2009. It was renegotiated in January 2009 and now expires February 1, 2011. The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

The Company also has a three year lease for a house in Michoacan, Mexico which is set to expire April 1, 2010.

Based on the lease terms in effect as of January 2009, the Company’s rental commitments under these leases are as follows using the May 31, 2008 exchange rate of $10.3357:

Year ended May 31, 2009	$48,183

Year ended May 31, 2010	$43,151

Year ended May 31, 2011	$20,511

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

The following non-cash investing and financing activity occurred:

During the fiscal year ended May 31, 2007, the Company issued 575,000 shares of common stock for services valued at $232,627.

During the year ended May 31, 2007, the Company cancelled 400,000 shares of common stock as part of a legal settlement.

During the fiscal year ended May 31, 2008, the Company issued 4,808,000 shares of common stock for services valued at $4,009,200.

All of the warrants outstanding as of fiscal year ended May 31, 2007 (2,122,500) expired during the year ended May 31, 2008.

12.	EXPENSES

Included within expenses are the following items:

Detail of Expenses by Category	Year Ended May 31, 2008 (Restated)	Year Ended May 31, 2007	January 21, 1998 (Date of Inception of Exploration Stage) To May 31, 2008 (Restated)

Geology fees	$7,500	$32,694	$142,094
Professional fees	84,177	206,114	700,602
Salaries	221,391	278,101	525,016
Payroll taxes	40,379	—	40,379
Consulting fees	1,522,027	177,235	1,708,594
Employee awards	1,652,000	—	1,652,000
Director awards	900,500	—	900,500
Bad debt expense	109,259	—	109,259
Drilling and excavation	181,671	—	181,671
Assay expense	14,351	—	14,351
Licenses and permits	9,882	13,108	45,730
Travel and entertainment	56,381	71,076	164,869
Office expense	29,029	13,313	43,794
Auto rental	42,107	37,015	119,288
Office and warehouse rental	40,179	19,542	59,721
Depreciation expense	10,057	6,214	19,378
Insurance expense	20,681	—	27,318
Other expenses	110,162	45,015	532,667

	$5,051,733	$899,427	$6,987,231

13.	SHARE ADJUSTMENT

As a result of reconciliation during the fiscal year 2007, the Company adjusted the number of outstanding common shares by 357,500 to account for the difference of outstanding common stock previously reported and the outstanding common stock actually outstanding.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on Company’s results of operations, financial position, or cash flows.

15.	CONTINGENCIES

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

16.	SUBSEQUENT EVENTS

In September 2008, the SEMERNAT (the Mexican environmental agency that regulates the mining industry) approved the Company’s previously submitted environmental impact statement. If and when the Company decides to begin exploitation, this permit would allow the Company to start building facilities to begin the exploitation of a portion of the properties for which we own the mineral rights. In addition, we obtained a certification from an independent geologist, attesting to $57.2 million in proven reserves of gold, silver and copper on the properties for which we own the mineral rights. The report cited an additional $318.6 million in probable reserves of the same minerals at the location. The values of these reserves is exclusive of the cost to extract the minerals.

The combination of a favorable geologist report and the SERMANAT permit mentioned above is expected to enable the Company to seek the debt financing required to execute its business plan and start the development and construction phase, as defined in Industry Guide #7 of the Securities and Exchange Commission. Achieving the development and construction phase would require capitalization of further development costs.

During August 2008, the Company’s shareholders approved the Plan as amended. See Note # 6.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report on Form 10-K/A, our disclosure controls and procedures were not sufficiently effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC. This deficiency arose from changes at the subsidiary level and from a lack of previous disclosure controls and procedures that resulted into certain errors and transactions not being detected during the preparation of the fiscal year end financial statements and the review process.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting pursuant to the Exchange Act Rule 13a–15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were not effective as of May 31, 2008 due to a lack of reporting system from the subsidiary to the parent company and further weakness in the parent’s internal control structure. The certifying officers have taken note of the reasons for the deficiency and have taken additional measures to improve the financial reporting of the subsidiary and the quarterly and year end review process to minimize the potential of further misstatements or errors that may render the financial information misleading or mistaken.

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

This Amendment does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Amendment.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(A)	COMPANY DIRECTORS AND EXECUTIVE OFFICERSE:

Michael Jack Kugler	Chief Executive Officer and Chairman of the Board

Peter Toscano	Secretary/Treasurer and Director

David Burney	President only

Jesus Oliveras	Chief Financial Officer only

Jose Garcia	Vice President and Director

Sheldon Baer	Director only

Jerry Pane	Director only

Brian G. Russell	Director only

Jack Wagenti	Director only

Since the filing of the Original Annual Report, the following resignations, terminations and appointments occurred: Jack Wagenti resigned as a director effective October 9, 2008, Peter Toscano resigned as a director, Secretary and Treasurer effective December 11, 2008, Jesus Oliveras was appointed Secretary and Treasurer effective December 23, 2008 and Jose Garcia was terminated from his position as Vice President and resigned as director effective January 16, 2009. The composition of the Company’s current Directors and Executive Officers is as follows:

Michael Jack Kugler	Chief Executive Officer and Chairman of the Board

Jesus Oliveras	Chief Financial Officer, Secretary, and Treasurer

David Burney	President only

Brian G. Russell	Director only

Sheldon Baer	Director only

Jerry Pane	Director only

Unless a director resigns prior to completion of his term, each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is elected to serve at the pleasure of the Board of Directors and until his successor has been elected and qualified. The following is a list of the Company’s former and current directors and executive officers setting forth their ages, background, functions, and experience. In addition, the issue of possible conflicts of interest in connection with the Company’s directors and executive officers is addressed below. There is no understanding or agreement under which the Directors hold office.

Biographical Information

Management Team

A. Current Directors and/or Officers

Michael Jack Kugler

Mr. Kugler (69) was appointed Chief Executive Officer and Chairman of the Board of U.S. Precious Metals, Inc. on April 15, 2008 and May 22, 2008, respectively. Mr. Kugler previously served as Executive Vice President and Director of Mirror Image Internet Inc. from October 2000 until his recent departure, where he was responsible for managing both financial operations and investor relations for the company. Prior to joining Mirror Image Internet Inc., he was most recently Executive Vice President of the Government Securities Department at Daiwa Securities America Inc, since 1992. From 1984 to 1992, he served as Executive Vice President and a Member of the Board of Directors at Drexel Burnham Lambert Inc. and Chairman of Drexel Burnham Lambert Government Securities Inc. From 1977 to 1984 Mr. Kugler was Chairman of the government securities division of Merrill Lynch. He also served as a General Partner in Fixed Income at Salomon Brothers for 20 years beginning 1957.

Mr. Kugler attended the Baruch School of Business at the City College of New York and received an Honorary Doctorate of Business Administration degree from Hawthorne College at Antrim, N.H. in 1980. He is a member of the Washington Quarterly Roundtable of the Center for Strategic and International Studies of Washington, D.C.

David W. Burney

Mr. Burney (55) has been the President of U.S. Precious Metals, Inc. since December 2007. He was a consulting geologist to the Company from August 2007 to December 2007. Between January 2007 and August 2007, he was the Company’s Chief Operating Geologist. Mr. Burney holds a Master’s Degree in Geology, Ore Deposits Exploration, from New Mexico Institute of Mining and Technology. Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine’s exploration group. During the 1990’s, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. For the past three years, Mr. Burney has explored for copper resources and in the Southwest United States.

Jesus Oliveras

Mr. Oliveras (49) has been the Chief Financial Officer of U.S. Precious Metals, Inc. since April 15, 2008 and its Secretary and Treasurer since December 23, 2008. Mr. Oliveras previously held the position of Chief Financial Officer of International Power Group, Ltd. (OTC BB: IPWG.OB) and, prior to that, Controller. He was with IPWG from September 7, 2007 until December 3, 2008. Mr. Oliveras has also worked as Director of Operations and Adjunct Professor for Ana G. Mendez University System from February 2005 until December 2006, Utilities Accountant for Orange County Utilities from November 2004 until February 2005, and Loan Officer for Centex Mortgage Company from March 2003 until November 2004. Mr. Oliveras has 27 years of experience in the field of accounting and finance and has worked extensively with multinational organizations. He has lead internal audits and has significant experience performing other accounting and finance operations.

Mr. Oliveras attended the Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University where he received his Masters in International Business Administration. Mr. Oliveras received his Bachelor of Business Administration, Accounting & Finance from the Inter American University.

Jerry Pane

Mr. Pane (42) was appointed to U.S. Precious Metal Inc.’s Board of Directors on November 6, 2007. Since 2002 he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line. In addition, he has been an owner of several small businesses in the hospitality industry. He has also been a director of International Power Group, Ltd. (OTC BB “IPWG”) since October 25, 2007.

Brian G. Russell

Mr. Russell (80), a director since May 22, 2007, graduated from the University of Witwatersrand in 1951 with degrees in geology and chemistry. He worked for nineteen years with the Council for Mineral Technology (MINTEK) in South Africa doing analytical research, established an X-Ray Fluorescence Section and directed the Development Metallurgical Process Technology. While at MINTEK he presented and published many scientific papers and supervised several masters and doctorate degrees. In 1974 he was appointed Director of the South African Minerals Bureau and represented South Africa on the International Standards Organization Committee for the standardization of Ferro alloys and received an award for meritorious service from the American Institute for Mining, Metallurgical and Petroleum Engineers. Mr. Russell, presently is a Director of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board under the symbol “AIVN”, since May 2002.

Sheldon Baer

Mr. Baer (67), a director since December 6, 2007, is currently the President of Golden Hands Construction Inc., a company which he personally founded in 1977. Golden Hands specializes in construction of medical, commercial and industrial facilities; it has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine. He has also been a director or International Power Group, Ltd. (OTC BB “IPWG”) since November 5, 2007.

B. Former Directors and/or Officers

Peter Toscano

Mr. Toscano (57) served in numerous capacities during his tenor with U.S. Precious Metals, Inc., beginning in May 2002 until his resignation as a director, Secretary, and Treasurer on December 11, 2008. Such capacities include President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group (OTC BB “IPWG”) since October 2004. Mr. Toscano was an officer of Material Waste Recycling from February 2001 through May 9, 2002. Mr. Toscano over the past five years has been heavily involved in materials reprocessing, export, and importation in Mexico. In addition, Mr. Toscano has had extensive experience in the development of systems for the management of hazardous wastes in Russia and Central Asia. Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim. Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse and Waste Management. Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russia and US corporations.

Jose Garcia

Mr. Garcia (51) was Vice President of U.S. Precious Metals, Inc. from June 2002, President of the Mexican Sub from March 2003, and director of U.S. Precious Metals, Inc. from May 2002 until his termination and resignation on January 16, 2009. Mr. Garcia has been Director and Vice President of International Power Group (OTC BB “IPWG”) since October of 2004. Mr. Garcia was employed by La Carvella Restaurant from February 2001 to May 9, 2002. Mr. Garcia is from Morelia, Mexico and is President of IPW Group de Mexico, which is a wholly owned subsidiary of International Power Group, Ltd.

Jack Wagenti

Mr. Wagenti (71) resigned as Chairman of the Board on May 22, 2008 and as director on October 9, 2008. Prior to Mr. Wagenti’s resignations, he had served as Chairman of the Board from December 2007 until May 22, 2008 and as Chief Financial Officer/Secretary/Treasurer since May 2002 until December 2007. Mr. Wagenti has been Director, Secretary/Treasurer of International Power Group (OTC BB “IPWG”) since October 2004. From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Presently, Mr. Wagenti is a Director of American International Ventures, Inc.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with except that: former officer and director, Robert Astore, filed late one Form 4 (reporting two transactions); officer and director, Michael Jack Kugler, filed late one Form 3 and two Forms 4 (reporting four and one transactions, respectively); director, a greater than 10% beneficial owner and officer, Peter Toscano, filed late one Form 4 (reporting two transactions); officer, David Burney, filed late one Form 3 and one Form 4 (reporting two transactions); officer, Jesus Oliveras filed late one Form 3; officer and director, Jose Garcia, filed late one Form 4 (reporting two transactions); director, Sheldon Baer, filed late one Form 4 (reporting two transactions); director, Jerry Pane, filed late one Form 3 and one Form 4 (reporting two transactions); director, Brian Russell, failed to file one Form 3 and filed late one Form 4 (reporting two transactions), director, a greater than 10% beneficial owner and former officer, Jack Wagenti, filed late one Form 4 (reporting two transactions). These individuals have indicated that they intend to file timely in the future. Mr. Russell has since filed a Form 5 to report that which was required to be reported on the Form 3.

(G)	CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended May 31, 2008, i.e. the period covered by this Amendment. Our Board of Directors has been considering adoption of a Code of Ethics to be applicable to its executive officers that will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2008; and

•

up to two additional individuals for whom disclosure would have been provided under the second bulleted item above, but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year.

who we will collectively refer to as the “named executive officers”, for year ended May 31, 2008, are set out in the summary compensation table below.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Peter Toscano CEO (1)	2006	0	0	0	0		0	0	0	0
	2007	$44,154	0	0	0	(1)	0	0	0	$44,154
	2008	$13,462	0	0	0		0	0	0	$13,462
Dave Burney President (3)	2008	$52,083	0	$37,500	0		0	0	0	$89,583
Michael Jack Kugler CEO (2)	2008	$1,600	0	0	0		0	0	0	$1,600

(1) Mr. Toscano was Chief Executive Officer during fiscal year ending May 31, 2007 and until April 15, 2008 in the subsequent fiscal year.

(2) Mr. Kugler was appointed Chief Executive Officer and Chairman of the Board of U.S. Precious Metals, Inc. on April 15, 2008 and May 22, 2008, respectively.

(3) Mr. Burney worked as a consultant for the Company at the beginning of 2007 and was appointed as chief geologist by the second quarter of 2008. He was laid off during the end of the second quarter due to lack of funding and was appointed President in the third quarter of fiscal 2008, until present.

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

Director Compensation

Directors receive no monetary compensation for their work for the Company. The following Director Compensation Table lists all compensation (cash, equity or other) received by Directors in each’s capacity as a director during the fiscal year ended May 31, 2008.

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

(1) During the fiscal year ended May 31, 2007, the Company’s Board of Directors adopted a stock option plan (the “2007 Stock Option Plan”) that was conditioned upon its approval by the Company’s shareholders on or before December 31, 2007. This plan was not timely presented to shareholders prior to December 31, 2007. During fiscal year ended May 31, 2008, our board re-adopted the 2007 Stock Option Plan, conditioned upon its approval by the Company’s shareholders on or before December 31, 2008. During the fiscal year ended May 31, 2008, pursuant to the plan, options to purchase a total of 9,000,000 shares of our common stock (including options granted to the below listed individuals covering 8,000,000 shares of our common stock) were conditionally granted. Shareholder approval for this option plan, and thus the grants, was obtained in August 2008, which is subsequent to the fiscal year covered by this report. The option grants will be recognized in the report for the subsequent fiscal year.

(2) Mr. Astore resigned as a director effective July 18, 2008, and is now acting as an unpaid consultant to the Company.

Stock Incentive Plans

During fiscal year ended May 31, 2008, our board adopted a modification to the 2007 Option Plan, conditionally granting options to purchase a total of 9,000,000 shares of our common stock pursuant to the Company’s 2007 Stock Option Plan, including options granted among the above individuals covering 8,000,000 shares of our common stock. However, the grants and the plan itself were conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan and thus the grants was obtained in August 2008, which is subsequent to the fiscal year covered by this report

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In July 2002, the Company issued 12,100,000 shares of common stock to its officers as described herein. Mr. Peter Toscano, the Company’s Chairman and Chief Executive Officer received 6,100,000 shares of common stock of the Company, Mr. Jack Wagenti, the Company’s Vice President, received 4,500,000 shares of common stock of the Company, and Mr. Jose Garcia, the Company’s Vice President, and President of the Mexican Sub, received 1,500,000 shares of common stock of the Company. The shares of common stock of the Company were issued to each officer in exchange for introducing the Solidaridad Concessions to the Company. The shares of common stock were valued at $0.01 per share.

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

In November 2003, the Company issued 400,000 to Mr. William Matlack for services rendered as our Chairman of the Board beginning November 2003 through May 31, 2004. The shares of common stock were valued at $0.025 per share. Mr. Matlock resigned as the Chairman and a director in February 2006. As of August 23, 2006, Mr. Matlock still owned the aforementioned 400,000 shares.

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

Similarly, during the fiscal year ended May 31, 2007, a $250,000 loan was made to IPWG. This loan was also repaid with interest during the year.

During the year ended May 31, 2008, the company issued the following shares to officers and directors for services performed:

Name	Title / Position	Number of Stock Issued	Value of Stock at Measurement Date

Baer, Sheldon	Director	500,000	$400,000.00
Burney, David	President	50,000	$37,500.00

Garcia, Jose	VP/Director	200,000	$160,000.00
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$375,000.00
Oliveras, Jesus	CFO	10,000	$8,000.00
Pane, Jerry	Director	200,000	$160,000.00
Russell, Brian	Director	200,000	$160,000.00
Toscano, Peter	Officer and Director	750,000	$600,000.00
Wagenti, Jack	Director	750,000	$600,000.00
		3,210,000	$2,540,500.00

See Item 11 Executive Compensation, above, regarding conditional options that were granted during the fiscal year ending May 31, 2008 pursuant to the Company’s 2007 Stock Option Plan. The plan and thus the grants were conditioned upon the plan receiving shareholder approval. Said approval was obtained in August 2008.

Director independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We have four directors who may be considered “independent” under that definition.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into an employment agreement or consulting agreement with our board of directors and executive officers.

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

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Document

3.1	Articles of Incorporation of the Company. (Filed on April 23, 2004 as an exhibit to the Company’s Form 10-SB Registration Statement).

3.2	Certificate of Amendment to Articles of Incorporation. (Filed on April 23, 2004 as an exhibit to the Company’s Form 10-SB Registration Statement).

3.3	Certificate of U.S. Precious Metals de Mexico (Filed on April 23, 2004 as an exhibit to the Company’s Form 10-SB Registration Statement).

3.4	By-Laws of the Company. (Filed on April 23, 2004 as an exhibit to the Company’s Form 10-SB Registration Statement).

3.5	Amended and Restated By-Laws of the Company (Filed on December 3, 2008 as an exhibit to the Company’s Form 8-K Current Report).

10.1

Buy-Selling Promise Private Agreement to Acquire the Concession Rights of Mining Lots between Registrant’s wholly owned subsidiary, U.S. Precious Metals de Mexico, S.A. DE C.V. (Buyer) and Antonio Baduy Gonzalez (Seller) [English translation] (Filed on April 19 and 25, 2006 as an exhibit to the Company’s Form 10Q-SB, as amended, for the quarterly period ending February 28, 2006).

10.2	Executed El Diamante Acquisition Agreement (in Spanish) (Filed on March 13, 2007 as an exhibit to the Company’s Form 8K/A filed on March 13, 2007).

10.3	Executed El Diamante Acquisition Agreement (in English) (Filed on March 13, 2007 as an exhibit to the Company’s Form 8K/A filed on March 13, 2007).

21.1	Subsidiaries of the Registrant. (Filed as an exhibit to Company’s Form 10KSB for the fiscal year ended May 31, 2004 on April 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

/s/ Michael Jack Kugler

Michael Jack Kugler
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Date: February 23, 2009

/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
(Principal Financial Officer)
Date: February 23, 2009

/s/ Sheldon Baer

Sheldon Baer
Director
Date: February 23, 2009

/s/ Jerry Pane

Jerry Pane
Director
Date: February 23, 2009

/s/ Brian Russell

Brian Russell
Director
Date: February 23, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1	-Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6).

Exhibit 32.2	-Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6).