Form 10-Q
period 2009-02-28
U S PRECIOUS METALS INC
filed 2009-04-16
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

50,793,499 shares of common stock issued and outstanding as of April 3, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate”, “believe”, “estimate”, “intend”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements relate to future events or our future financial performance that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to management and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. In addition to the other information set forth in this report, certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2008 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2009 under the caption “Risk Factors” and should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in this earlier filing are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. In general you should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing concessions, the need for additional capital; environmental risks; risks inherent in having its operations outside the United States such as political and economic unrest and instability, currency fluctuations, the threat of military actions and criminal or terrorist activities; among other factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The accompanying unaudited interim consolidated financial statements as of February 28, 2009, and for the three and nine month periods ended February 28, 2009 and February 29, 2008, include the accounts of the Company and its subsidiary and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our amended Form 10-K/A for the fiscal year ended May 31, 2008 filed with the SEC on February 23, 2009 (the “Amended Form 10-K/A”).

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

U.S. Precious Metals, Inc.
Form 10-Q

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at February 28, 2009 (unaudited) and at May 31, 2008 (audited).	4

Consolidated Statements of Operations (unaudited) for the three month periods ended February 28, 2009 and February 29, 2008, and for the period January 21, 1998 (date of inception of exploration stage) to February 28, 2009.	5
Consolidated Statements of Operations (unaudited) for the nine month periods ended February 28, 2009 and February 29, 2008, and for the period January 21, 1998 (date of inception of exploration stage) to February 28, 2009.	6
Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended February 28, 2009 and February 29, 2008 and for the period January 21, 1998 (date of inception of exploration stage) to February 28, 2009.	7
Notes to Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II – Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signature Page	20

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	May 31, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$141,202	$623,017
Miscellaneous receivables	—	8,353
Prepaid expenses	22,823	22,153

Total current assets	164,025	653,523

Fixed Assets:
Vehicles	39,429	39,429
Machinery and equipment	91,840	84,199

Total fixed assets	131,269	123,628
Less: accumulated depreciation	(31,352)	(19,380)

Net fixed assets	99,917	104,248

Other Assets:
Investment in mining rights	213,284	82,730
Deposits	5,160	57,180
Total other assets	218,444	139,910
Total Assets	$482,386	$897,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$690,736	$13,490
Accrued expenses	178,791	57,282
Accrued salaries	5,797	13,527

Total current liabilities	875,324	84,299

Other Liabilities:
Convertible notes payable	508,866	—

Total other liabilities	508,866	—

Stockholders’ Equity (Deficiency)
Preferred stock: authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 51,105,979 and 47,227,979 shares, respectively	511	472
Additional paid in capital	12,419,619	7,775,360
Deficit accumulated during exploration stage	(13,321,934)	(6,962,450)

Total stockholders’ equity (deficiency)	(901,804)	813,382

Total Liabilities and Stockholders’ Equity (Deficiency)	$482,386	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING EXPLORATION STAGE
(Unaudited)

			January 21, 1998
			(Date of Inception
	Three Month Periods Ended		of Exploration Stage
	February 28, 2009	February 29, 2008	to February 28, 2009)

Revenues	$—	$—	$—

Expenses	736,695	3,016,487	13,329,925

Operating Loss	(736,695)	(3,016,487)	(13,329,925)

Other Income (Expense):
Interest income	137	1,807	17,843
Interest expense	(8,866)	—	(9,852)

Loss accumulated during exploration stage	$(745,424)	$(3,014,680)	$(13,321,934)

Net Loss per Share Basic and Diluted	$(0.01)	$(0.08)

Weighted Average Number of Shares Outstanding -Basic and Diluted	51,090,423	36,007,118

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT
ACCUMULATED DURING EXPLORATION STAGE
(Unaudited)

			January 21, 1998
			(Date of Inception
	Nine Month Periods Ended		of Exploration Stage
	February 28, 2009	February 29, 2008	to February 28, 2009)

Revenues	$—	$—	$—

Expenses	6,356,109	3,314,709	13,329,925

Operating Loss	(6,356,109)	(3,314,709)	(13,329,925)

Other Income (Expense):
Interest income	5,491	2,567	17,843
Interest expense	(8,866)	—	(9,852)

Loss accumulated during exploration stage	$(6,359,484)	$(3,312,142)	$(13,321,934)

Net Loss per Share Basic and Diluted	$(0.13)	$(0.10)

Weighted Average Number of Shares Outstanding -Basic and Diluted	49,483,559	33,321,945

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 21, 1998
			(Date of Inception of
	Nine Month Periods Ended		Exploration Stage)
	February 28, 2009	February 29, 2008	to February 28, 2009)

Cash Flows From Operations
Net Loss	$(6,359,484)	$(3,312,142)	$(13,321,934)
Adjustments required to reconcile net loss to net cash consumed by operations:
Charges not requiring outlay of cash:
Depreciation	11,972	4,419	31,352
Common stock issued for services	1,289,300	2,846,400	5,875,132
Stock options issued for services	2,770,000	—	2,770,000
Bad debt write off	—	—	109,259
Accrued interest on convertible loans	8,866	—	8,866
Changes in assets and liabilities:
Increase in accounts payable	677,246	44,993	690,736
Increase in accrued expenses	113,777	17,902	184,587
Decrease (Increase) in miscellaneous receivable	8,353	(4,851)	(2,985)
(Increase) in prepaid expenses	(670)	(28,380)	(22,823)
(Increase) decrease in deposits	52,020	—	(5,160)

Net Cash Consumed by Operating Activities	(1,428,620)	(431,659)	(3,682,970)

Cash Flows from Investing Activities:
Investment in mining rights	(130,554)	(25,501)	(213,284)
Loan to affiliated company	—	(40,000)	(431,275)
Repayment of loan by the affiliated company	—	—	325,000
Acquisition of machinery and equipment	(7,641)	(68,411)	(131,269)
Other deposits	—	(360)	—

Net Cash Consumed by Investing Activities	(138,195)	(134,272)	(450,828)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	400,000	1,417,500	3,492,500
Proceeds from convertible notes	500,000	—	500,000
Proceeds from exercise of warrants	185,000	20,000	282,500

Net Cash Provided by Financing Activities	1,085,000	1,437,500	4,275,000

Net increase (decrease) in cash balance	(481,815)	871,569	141,202
Cash balance, beginning of period	623,017	277,917	—

Cash balance, end of period	$141,202	$1,149,486	$141,202

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (the “Company”) as of February 28, 2009 and May 31, 2008, and for the three and nine month periods ended February 28, 2009 and February 29, 2008, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the nine month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

The results for the three and nine month period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year. Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Amended Form 10-K/A as filed with the Securities and Exchange Commission on February 23, 2009.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to February 28, 2009, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through February 28, 2009.

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

Net Loss per Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At February 28, 2009, there were warrants outstanding to purchase 4,427,500 shares of common stock, options to purchase 8,000,000 shares of common stock and $500,000 of convertible notes, convertible at $0.30 per share. At February 29, 2008, there were warrants outstanding to purchase 4,907,500 shares of common stock. The share equivalents of these were not included in the calculation of average shares outstanding because their effect would have been anti-dilutive because the Company incurred a loss from operations.

Foreign Currency Translation

The assets of the Company’s Mexican Subsidiary are in Mexico. The Mexican Subsidiary depends on the parent’s ability to raise cash and transfer it to the subsidiary to meet its operating cash needs. Therefore, the Company’s management has determined that the functional currency is the US dollar. As such, the Company remeasures its subsidiary financial statements into the US dollar functional currency. Any gains or losses are reflected on the Statements of Operations.

Supplementary Cash Flows Information

There was no cash paid for income taxes during either of the periods presented. Similarly there were no payments for interest during either of the periods presented.

During the three month period ended November 30, 2008, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000 and recorded in the Company’s second fiscal quarter. As of February 28, 2009, the shares have not been issued; however, the value of the shares has been included as part of stockholders’ deficiency.

During the quarter ended February 29, 2008, the Company issued 3,498,000 shares for services valued at $2,798,400.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on June 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective June 1, 2009, will have a material impact on their consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 on June 1, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

The Company does not anticipate the adoption of other recently issued accounting pronouncements will have a significant effect on Company’s results of operations, financial position, or cash flows.

3. CONVERTIBLE NOTES PAYABLE

During the three month period ending February 28, 2009, the Company issued $500,000 in convertible promissory notes bearing simple interest at an annual rate of 16%. The notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

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

The notes will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010.

Interest expense of $8,866 has been accrued as of February 28, 2009 and included with the Notes and is payable upon maturity.

4. COMMON STOCK

During the quarter and nine months ended February 28, 2009, the Company issued 100,000, and 740,000, respectively, shares of common stock for $25,000, and $185,000, respectively, upon exercise of a warrant.

5. WARRANTS

The following table summarizes warrant activity during the nine month period ended February 28, 2009.

Warrants outstanding May 31, 2008	4,767,500

Warrants Issued during the nine month period ended February 28, 2009	400,000
Warrants exercised during the nine month period ended February 28, 2009	(740,000)
Warrants expired during the nine month period ended February 28, 2009	—

Warrants outstanding February 28, 2009	4,427,500

As of February 28, 2009, there were warrants to purchase 4,427,500 shares of common stock outstanding. These warrants are exercisable in the aggregate for 3,627,500 shares of common stock at $0.25 per share and 900,000 shares of common stock at $1.00 per share. All warrants expire by their terms one year from the date of issuance.

6. STOCK OPTIONS

In December 2007, the Company’s Board of Directors approved the 2007 Stock Option Plan (the “Plan”) and in August 2008, the shareholders of the Company approved the Plan. Under the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date. The value of the option grants of $2,770,000 was charged to expense during August 2008. However, the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 (the “August 2008 Form 10-Q”) reflects a charge to expense of $770,000. This change is being evaluated by the Company’s current and previous accounting firms and the Company will make a determination as to whether a restatement of the August 2008 Form 10-Q and subsequent Quarterly Reports on Form 10-Q will be required to reflect this change.

The following shows the activity of Company options during the nine month period ended February 28, 2009:

	# of Options	Weighted-Average Exercise Price

Options outstanding May 31, 2008	—	—
Options granted during the nine month period ended February 28, 2009	9,000,000	$0.36
Options cancelled during the nine month period ended February 28, 2009	(1,000,000)	$0.21

Options outstanding as of February 28, 2009	8,000,000	$0.38

7. RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2008, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of shares of common stock in lieu of cash compensation to directors and officers for services previously performed. As of February 28, 2009, these shares had not yet been issued. The following schedule shows the detail.

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

8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a deficit accumulated during the exploration stage of $13,321,934, and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

9. SUBSEQUENT EVENTS

A. Convertible Notes.

In February 2009, the Company’s Board of Directors approved the issuance of up to $1,500,000 in convertible notes on the same terms as those described in Note 3.

As of April 10, 2009, the Company had issued convertible notes with an aggregate principal amount of $145,000 to two accredited investors.

B. Common Stock Issuances.

Subsequent to the Board action taken during the quarter ended November 30, 2008 that approved issuing 250,000 shares of common stock to each of the board members in lieu of cash compensation, certain facts came to the attention of the Board that indicated certain of the board members had failed to provide the services to the Company for which those compensatory shares were approved. In light of those facts, the approval to issue those 500,000 compensatory shares to those board members were rescinded. The related expense for these services will be reversed in the fourth quarter. The remaining shares of common stock approved for issuance in lieu of cash compensation for services performed were issued in the first calendar quarter of 2009.

C. Shareholder Rights Plan.

In December 2005, the Board of Directors implemented a stockholder rights plan by issuing preferred stock to certain board members that would be convertible into common stock at ten common shares for one preferred share if a possible takeover occurred. A Certificate of Designation setting forth the rights, preferences, and privileges of the preferred stock however was never filed with the Secretary of State of the State of Delaware. At a Board Meeting held in February 2009, the Board of Directors approved terminating this stockholder rights plan.

On March 19, 2009, the Board of Directors adopted a new stockholder rights plan under which its stockholders will receive a dividend in the form of preferred stock purchase rights. The Certificate of Designation setting forth the rights, preferences and privileges of the preferred stock was filed with the Secretary of State of the State of Delaware on March 18, 2009. Under the Rights Agreement entered into on March 17, 2009, the rights will be distributed at the rate of one right for each share of common stock owned by stockholders of record as of the close of business on April 10, 2009. Each right will allow the holder to purchase one one-thousandth of a share of Series A Preferred Stock at an initial purchase price of $10.00, upon the occurrence of certain triggering events described below. The purchase price and the number of shares of preferred stock are subject to adjustment. The rights will expire at the close of business on March 17, 2010 unless earlier redeemed or exchanged. The holder of a right will have no additional rights as a stockholder of the Company, including the right to vote or to receive dividends, unless that right is exercised.

The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of beneficial ownership of, 15% or more of the outstanding common stock, subject to prior redemption or exchange. Once a group or person acquires beneficial ownership of 15% or more of the outstanding common stock, subject to the terms and conditions of the Rights Agreement, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A Preferred Stock, or at the option of the Company, shares of common stock or cash, property or other securities of the Company having a market value of two times the purchase price.

Stockholders are not required to take any action to receive the rights distribution. Until the rights become exercisable, outstanding stock certificates will represent both shares of common stock and the rights, and the rights will trade only with the shares.

The foregoing description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Rights Agreement, which is contained in the Registration Statement on Form 8-A that was filed with the Securities and Exchange Commission on March 19, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the concessions can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to continue the drilling campaign as more fully described in the Company’s Amended Form 10-K/A, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain the concessions, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

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

During the nine month period ending February 28, 2009, we invested approximately $928,126 in our exploration drilling campaign and the development of our Mexican operations. The Company commissioned and received an NI 43-101 Compliant Ore Reserve Report (the “43-101 Report”) from Applied Minerals, Inc. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling campaign. The proven and probable reserves reflected in the 43-101 Report relate to and have been developed from core samples retrieved from ten holes located on less a five acre area of the 37,000 acre concessions, leaving 99.9% of the holdings unexplored. If we are able to raise sufficient financing to do so, the company expects to continue to explore and develop the property over the next 12 months to determine the proven and probable reserves on a more significant portion of the property.

Data available to the Company from the 43-101 Report dated as of October 30, 2008 shows the following estimated reserves and related values using market pricing on April 9, 2009:

	As of April 9, 2009

Proven Reserves:	Amount	Market Price	Total Value of Reserves

Gold (Au) (oz.)	57,432	$883.00	$50,712,456
Silver (Ag) (oz.)	403,532	$12.18	$4,915,019
Copper (Cu) (tons)	3,057	$4,140.00	$12,655,980

Total			$68,283,455

Probable Reserves:	Amount	Market Price	Total Value of Reserves

Gold (Au) (oz.)	156,288	$883.00	$138,002,304
Silver (Ag) (oz.)	1,295,857	$12.18	$15,783,538
Copper (Cu) (tons)	8,922	$4,140.00	$36,937,080

Total			$190,722,922

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

During the quarter ended February 28, 2009, we raised $500,000 in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as defined in the note and described above in Note 3 to the Consolidated Financial Statements. Additionally, in February 2009, the Company’s Board of Directors approved the issuance of up to an additional $1,500,000 in convertible promissory notes on similar terms, and as of April 10, 2009, the Company has issued convertible promissory notes of $145,000.

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no expectations that we will do so in the foreseeable future. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company had total assets in the amount of $482,386 with a cash balance of $141,202 as of February 28, 2009, as compared to $897,681 in total assets and a cash balance of $623,017 as of May 31, 2008.

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

Results of Operations for the Three and Nine Month Periods Ending February 28, 2009 and February 29, 2008.

We did not earn any revenues and have had only losses since our inception, including during the nine month periods ended on February 28, 2009 and February 29, 2008.

We incurred operating expenses in the amount of $736,695 and $3,016,487 for the quarters ended February 28, 2009 and February 29, 2008, respectively. We granted options and shares in lieu of compensation valued at $2,140,000 during the quarter ended February 29, 2008 compared to none in the comparable period for 2009. Geological expenses and salaries paid to consultants was reduced by $95,204 and $75,154, respectively during the quarter ended February 28, 2009 compared to the comparable period for 2008 because of a decrease in exploration activities performed during the quarter ended February 28, 2009. Additional office expenses, depreciation, insurance and other related expenses in Mexico increased by $30,566 during the quarter ended February 28, 2009 compared to the comparable period in 2008 due to the general construction of the metallurgical laboratory.

We incurred operating expenses in the amount of $6,356,109 and $3,314,709 for the nine month period ended February 28, 2009 and February 29, 2008 respectively. We granted options and shares in lieu of compensation valued at $4,035,300 during the nine month period ended February 28, 2009 compared to $2,140,000 in the comparable period for 2008. Geological expenses increased by $390,065 for the nine months ended February 28, 2009 compared to the comparable nine month period. We hired additional staff at the corporate office and staff and consultants in connection with the subsidiary’s operations. These actions resulted in an increase in payroll and consulting expenses of $417,665 over the comparable nine month period. Additional office expenses, depreciation, insurance, and other related expenses in Mexico caused an increase of $338,670 over the expenses for the period ended February 29, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting as of February 28, 2009.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our controls design was adequate for financial disclosures required for the preparation of the Form 10-Q filing; however, due to a lack of reporting system from the subsidiary to the parent company and further weakness in the parent’s internal control structure the controls were not operating effectively. The certifying officers have taken note of the reasons for the deficiency and have taken additional measures to improve the financial reporting of the subsidiary and the quarterly and year end review process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended February 28, 2009:

We issued 100,000 shares of common stock upon exercise of a warrant to one accredited investor for $25,000 in cash.

These shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We also issued convertible notes with an aggregate principal amount of $500,000 to four individuals. Michael J. Kugler, Chairman of the Board and Chief Executive Officer of the Company purchased notes with an aggregate principal amount of $25,000 and three other accredited investors purchased notes with an aggregate principal amount of $475,000. The convertible notes bear simple interest at an annual rate of 16%. The notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

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

On February 19, 2008, the Company’s Board of Directors approved the issuance of up to an additional $1,500,000 in convertible notes on the same terms as described above.

We used the proceeds from all of the sales of securities for general working capital purposes.

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

U.S. Precious Metals, Inc.
(Registrant)

/s/ M. Jack Kugler

M. Jack Kugler
Chief Executive Officer and Chairman of the Board of Directors
April 15, 2009

/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
April 15, 2009

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