Form 10-Q/A
period 2008-08-31
U S PRECIOUS METALS INC
filed 2009-05-14
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 2)

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
50,793,499 shares of common stock issued and outstanding as of May 10, 2009

EXPLANATORY NOTE

          U.S. Precious Metals, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2008 (the “Original First Quarter 2009 Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on February 18, 2009 (“Amendment No. 1”).

          This Amendment No. 2 is being filed to amend and restate Amendment No. 1 to correct certain errors that were discovered in the August 31, 2008 Consolidated Balance Sheet, and related Consolidated Statements of Operations and Cash Flows for the three months then ended and related changes to the Notes to the Consolidated Financial Statements.

          Amendment No. 1 contained an inaccurate calculation of the value of the options to purchase common stock granted to officers and directors for services rendered. The value of the options granted to the Company’s officers and directors reported in Amendment No. 1 was $770,000. Under the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), the accurate calculation should have been $2,770,000. The effect is an understatement in value of $2,000,000. Amendment No. 1 also calculated the investment in mining rights of $95,568 using the average exchange rate. The investment in mining rights has been recalculated using the actual exchange rate as of the date of the investment. Using the actual exchange rate results in the investment of mining rights being $80,363. The effect is an overstatement in value of $15,205. Amendment No. 1 also incorrectly applied advances to employees for Company expenses of $41,356 as miscellaneous receivables resulting in an overstatement of the Company’s total assets by $41,356. This Amendment No. 2 reduces the total current assets by the $41,356 to correct for the overstatement reported in Amendment No. 1.

          The net effect of these changes resulted in the Company’s expenses and operating loss to increase by $2,056,561, $2,000,000 of which is a result of the recalculation in stock options granted to the Company’s directors and officers for services rendered, $15,205 of which is a result of the recalculation of exchange rate for investments in mining rights, and $41,356 of which is the advances to employees for Company expenses, all of which are non-cash adjustments.

          This Amendment No. 2 is being filed only to modify and update Part I, Item 1. Consolidated Financial Statements, Part I, Item 2. Management’s Discussion and Analysis, and Part I, Item 4. Controls and Procedures. Except as otherwise provided, this Amendment No. 2 does not modify or update the disclosures made in the Original First Quarter 2009 Form 10-Q in any way.

          Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2 as required by the applicable SEC rules.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate”, “believe”, “estimate”, “intend”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements relate to future events or our future financial performance that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to management and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. In addition to the other information set forth in this report, certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2008, filed with the SEC on February 23, 2009 under the caption “Risk Factors” and should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in this earlier filing are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. In general you should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, limited geological work conducted on existing concessions, the need for additional capital, environmental risks, risks inherent in having its operations outside the United States such as political and economic unrest and instability, currency fluctuations, the threat of military actions and criminal or terrorist activities; among other factors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The accompanying unaudited interim consolidated financial statements as of August 31, 2008 and for the three month periods ended August 31, 2008 and August 31, 2007, include the accounts of the Company and its subsidiary and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s amended Form 10-K/A for the year ended May 31, 2008 filed with the SEC on February 23, 2009 (the “Amended Form 10-K/A”).

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

U.S. Precious Metals, Inc.
(An Exploration Stage Company)
Form 10-Q/A
Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements.

Consolidated Balance Sheets at August 31, 2008 (unaudited) and at May 31, 2008 (audited).	5
Consolidated Statements of Operations (unaudited) for the three month periods ended August 31, 2008 and August 31, 2007, and for the period January 21, 1998 (date of inception of Exploration Stage) to August 31, 2008.	6
Consolidated Statements of Cash Flows (unaudited) for the three month periods ended August 31, 2008 and August 31, 2007, and for the period January 21, 1998 (date of inception of Exploration Stage) to August 31, 2008.	7
Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4. Controls and Procedures.	19

Item 6. Exhibits.	20

Signature Page	21

Index to Attached Exhibits	22

Attached Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Restated)

	August 31, 2008 (Unaudited) (Restated) (See Note 2)	May 31, 2008 (Audited)

ASSETS
Current Assets:
Cash	$658,971	$623,017
Miscellaneous receivables	—	8,353
Prepaid expenses	14,571	22,153

Total current assets	673,542	653,523

Fixed Assets:
Vehicles	39,429	39,429
Machinery and equipment	87,259	84,199

Total fixed assets	126,688	123,628
Less: accumulated depreciation	(25,913)	(19,380)

Net fixed assets	100,775	104,248

Other Assets:
Investment in mining rights	80,363	82,730
Deposits	57,397	57,180

Total other assets	137,760	139,910

Total Assets	$912,077	$897,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,911	$13,490
Accrued expenses	62,207	57,282
Accrued salaries	7,897	13,527

Total current liabilities	175,015	84,299

Stockholders’ Equity:
Preferred stock: authorized 10,000,000 shares of $.00001 par value; no shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; issued and outstanding, 48,472,979 and 47,227,979 shares, respectively	484	472
Additional paid-in-capital	11,061,495	7,775,360
Deficit accumulated during exploration stage	(10,324,917)	(6,962,450)

Total stockholders’ equity	737,062	813,382

Total Liabilities and Stockholders’ Equity	$912,077	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2008 (Restated) (See Note 2)

	Three Month Periods Ended August 31,

	2008 (Restated) (See Note 2)	2007

Revenues	$—	$—	$—

Expenses	3,366,382	254,044	10,340,198

Operating Loss	(3,366,382)	(254,044)	(10,340,198)

Other Income (Expense):
Interest income	3,915	160	16,267
Interest expense	—	—	(986)

Loss accumulated during exploration stage	$(3,362,467)	$(253,884)	$(10,324,917)

Net Loss per Share
Basic and Diluted	$(0.07)	$(0.01)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	47,967,656	31,999,879

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 21, 1998 (Date of Inception) to August 31, 2008 (Restated) (See Note 2)
	Three Month Periods Ended August 31,

	2008 (Restated) (See Note 2)	2007

Cash Flows From Operations:
Net Loss	$(3,362,467)	$(253,884)	$(10,324,917)
Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Depreciation	6,531	1,554	25,909
Common stock issued for services	6,150	48,000	4,591,982
Stock options issued for services	2,770,000	—	2,770,000
Bad debt expense	—	—	109,259
Changes in Assets and Liabilities:
Increase in accounts payable	91,420	7,997	104,910
(Decrease) increase in accrued expenses	(706)	(18,046)	70,104
Decrease (increase) in miscellaneous receivable	8,353	(160)	(2,984)
Decrease (increase) in prepaid expenses	7,582	—	(14,571)
Increase in deposits	(217)	—	(57,397)

Net Cash Consumed by Operating Activities	(473,354)	(213,627)	(2,727,705)

Cash Flows from Investing Activities:
Investment in mining rights	2,368	—	(80,362)
Loan to affiliated company	—	(40,000)	(431,275)
Repayment of loan by the affiliated company	—	—	325,000
Acquisitions of machinery and equipment	(3,060)	—	(126,687)

Net Cash Consumed by Investing Activities	(692)	(40,000)	(313,324)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	400,000	—	3,492,500
Proceeds from exercises of warrants	110,000	—	207,500

Net Cash Provided by Financing Activities	510,000	—	3,700,000

Net increase (decrease) in cash balance	35,954	(254,539)	658,971
Cash balance, beginning of period	623,017	277,917	—

Cash balance, end of period	$658,971	$23,378	$658,971

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary (the “Company”) as of August 31, 2008 and for the three month periods ended August 31, 2008 and August 31, 2007, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

2.	RESTATEMENTS

          Amendment No. 1 contained an inaccurate calculation of the value of the options to purchase common stock granted to officers and directors for services rendered. The value of the options granted to the Company’s officers and directors reported in Amendment No. 1 was $770,000. Under the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), the accurate calculation should have been $2,770,000. The effect is an understatement in value of $2,000,000. Amendment No. 1 also calculated the investment in mining rights of $95,568 using the average exchange rate. The investment in mining rights has been recalculated using the actual exchange rate as of the date of the investment. Using the actual exchange rate results in the investment of mining rights being $80,363. The effect is an overstatement in value of $15,205. Amendment No. 1 also incorrectly applied advances to employees for Company expenses of $41,356 as miscellaneous receivables resulting in an overstatement of the Company’s total assets by $41,356. This Amendment No. 2 reduces the total current assets by the $41,356 to correct for the overstatement reported in Amendment No. 1.

          The net effect of these changes resulted in the Company’s expenses and operating loss to increase by $2,056,561, $2,000,000 of which is a result of the recalculation in stock options granted to the Company’s directors and officers for services rendered, $15,205 of which is a result of the recalculation of exchange rate for investments in mining rights, and $41,356 of which is the advances to employees for Company expenses, all of which are non-cash adjustments.

The financial statements previously reported in Amendment No. 1 have been restated to correct these errors, as presented below.

	Consolidated Balance Sheet August 31, 2008

	Previously Reported	Adjustments	As Restated

Miscellaneous receivables	$41,356	$(41,356)	$—
Total current assets	714,898	(41,356)	673,542

Investment in mining rights	95,568	(15,205)	80,363
Total other assets	152,965	(15,205)	137,760

Total Assets	968,638	56,561	912,077

Additional paid-in-capital	9,061,495	2,000,000	11,061,495
Deficit accumulated during exploration stage	(8,268,356)	(2,056,561)	(10,324,917)
Total stockholders’ equity	793,624	(56,561)	737,062

Total Liabilities and Stockholders’ Equity	$968,638	$(56,561)	$912,077

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

Consolidated Statement of Operations for Three Months Ended August 31, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$1,309,821	$2,056,561	$3,366,382

Operating Loss	(1,309,821)	(2,056,561)	(3,366,382)

Loss accumulated during exploration stage	$(1,305,906)	$(2,056,561)	$(3,362,467)

Net loss per share
Basic and Diluted	$(0.03)		$(0.07)

Consolidated Statement of Operations (Cumulative
since inception of exploration stage) to August 31, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$8,283,637	$2,056,561	$10,340,198

Operating Loss	(8,283,637)	(2,056,561)	(10,340,198)

Loss accumulated during exploration stage	$(8,268,356)	$(2,056,561)	$(10,324,917)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

Consolidated Statement of Cash Flows for Three Months Ended August 31, 2008

	Previously Reported	Adjustments	As Restated

Cash Flows From Operations	$(1,305,906)	$(2,056,561)	$(3,362,467)
Net Loss
Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Stock options issued for services	770,000	2,000,000	2,770,000
Changes in Assets and Liabilities:
Decrease (increase) in miscellaneous receivable	(33,003)	41,356	8,353

Net Cash Consumed by Operating Activities	(458,149)	(15,205)	(473,354)

Cash Flows from Investing Activities:
Investment in mining rights	(12,837)	15,205	2,368

Net Cash Consumed by Investing Activities	$(15,897)	$15,205	$(692)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

Consolidated Statement of Cash Flows (Cumulative
since inception of exploration stage) to August 31, 2008

	Previously Reported	Adjustments	As Restated

Net Loss	$(8,268,356)	$(2,056,561)	$(10,324,917)

Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Stock options issued for services	770,000	2,000,000	2,770,000
Changes in Assets and Liabilities:
Decrease (increase) in miscellaneous receivable	(44,340)	41,356	(2,984)

Net Cash Consumed by Operating Activities	(2,712,500)	(15,205)	(2,727,705)

Cash Flows from Investing Activities:
Investment in mining rights	(80,567)	(205)	(80,362)

Net Cash Consumed by Investing Activities	(313,529)	(205)	(313,324)

Cash Flows from Financing Activities:
Proceeds from exercises of warrants	192,500	15,000	207,500

Net Cash Provided by Financing Activities	$3,685,000	$15,000	$3,700,000

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Restated)

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to August 31, 2008, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through August 31, 2008.

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

At August 31, 2008, there were warrants outstanding to purchase 4,727,500 shares of common stock and options to purchase 9,000,000 shares of common stock. At August 31, 2007, there were warrants outstanding to purchase 131,250 shares of common stock. The share equivalents of these were not included in the calculation of average shares outstanding because their effect would have been anti-dilutive because the Company incurred a loss from operations.

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

During the quarter ended August 31, 2008, 5,000 shares of common stock were issued for services valued at $6,150.

During the quarter ended August 31, 2007, 150,000 shares of common stock were issued for services valued at $48,000.

During the quarter ended August 31, 2008, 9,000,000 options to purchase common stock were issued for services, valued at $2,770,000.

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

4.          COMMON STOCK

During the quarter ended August 31, 2008, the Company issued 800,000 shares of common stock and 400,000 warrants to purchase common stock for gross proceeds of $400,000. The warrants are exercisable at $1.00 per share and expire one year after issuance. In addition, during the quarter ended August 31, 2008, the Company issued 440,000 shares of common stock for $110,000, upon exercise of a warrant.

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

The following shows the activity during the first quarter of fiscal year 2008:

	# of Options	Avg. Exercise Price

Options outstanding, May 31, 2008	-0-	$-0-
Options granted during the quarter ended August 31, 2008	9,000,000	0.36
Options cancelled during quarter ended August 31, 2008	-0-	-0-

Options outstanding August 31, 2008	9,000,000	$0.36

The following assumptions were used in the valuation of options granted during the quarter ended August 31, 2008:

Dividend yield	0%
Expected volatility	134 – 141%
Risk free interest rate	2.7 – 3.4%
Expected term (in years)	5
Weighted average fair value of stock options granted	$0.36

7.          GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a deficit accumulated during the exploration stage of $10,324,917, and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

8.          SUBSEQUENT EVENTS

A.          Convertible Promissory Notes Payable.

As of February 2009, the Company’s Board of Directors issued $500,000 in convertible promissory notes bearing simple interest at an annual rate of 16%. The notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

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

In February 2009, the Company’s Board of Directors approved the issuance of up to $1,500,000 in convertible promissory notes on the same terms as those described above. As of May 11, 2009, the Company had issued convertible promissory notes with an aggregate principal amount of $180,000 to three accredited investors.

B.          Common Stock Issuances.

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

D.          Miscellaneous

It came to the attention of certain officers of the Company that there may have been some accounting or cash management improprieties related to operations of the Company’s Mexican subsidiary. After a review of the facts and some investigation into the matter, the Company determined that approximately $7,800 in cash had been improperly diverted from the Company’s bank accounts. The Company made adjustments to correct this error as of November 30, 2008. The Company is continuing its review of the internal controls of the Mexican subsidiary. Consequently, the Company may determine that additional amounts may require one or more adjustments to the loss or gain of the Company. These amounts, to the extent they exist, have not yet been determined and may or may not be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the concessions can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to continue the drilling campaign as more fully described in the Company’s Amended Form 10-K/A filed with the SEC on February 23, 2009, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain the concessions, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

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

All of the Company’s plans are predicated on the Company’s ability to raise sufficient capital to complete them which we cannot assure you will occur in a timely manner, on terms acceptable to the Company, or at all. If we are unable to obtain additional funding, we will not be able to continue our drilling campaign or execute our current plan of operation.

During the three month period ending August 31, 2008, we invested approximately $306,925 in our exploration drilling campaign and the development of our Mexican operations. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling campaign. During the first fiscal quarter of 2009, we have continued to explore an area of about five acres of the 37,000 acre concessions, leaving approximately 99.9% of the holdings unexplored. If we are able to raise sufficient financing to do so, the Company expects to continue to explore and develop the property over the next 12 months to determine the proven and probable reserves on a more significant portion of the property.

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

The Company had total assets in the amount of $912,077 with a cash balance of $658,971 as of August 31, 2008, as compared to $897,681 in total assets and a cash balance of $623,017 as of May 31, 2008.

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

We incurred operating expenses in the amount of $3,366,382 and $254,044 during the quarters ended August 31, 2008 and 2007, respectively. We granted options and stock in lieu of compensation valued at $2,776,150 during the quarter ended August 31, 2008 compared to none in the comparable period for 2007. Geological expenses and salaries paid to consultants increased by $160,421 and $12,357, respectively during the quarter ended August 31, 2008 compared to the comparable period for 2007. Additional office expenses, depreciation, insurance and other expenses in Mexico increased by $163,410 during the quarter ended August 31, 2008 compared to the comparable period in 2007 due to the general construction of the metallurgical laboratory.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting as of August 31, 2008.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our controls design was adequate for financial disclosures required for the preparation of the Form 10-Q filing. However, due to a lack of reporting system from the subsidiary to the parent company and weakness in the parent’s internal controls around the accounting for share-based compensation, the controls were not operating effectively. The certifying officers have taken note of the reasons for the material weaknesses. The certifying officers have also taken additional measures to improve the financial reporting and oversight of the subsidiary as well as the preparation and review of share-based compensation in accordance with SFAS No. 123R.

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

U.S. Precious Metals, Inc.
(Registrant)

/s/ M. Jack Kugler

M. Jack Kugler
Chief Executive Officer and Chairman of the Board of Directors
May 14, 2009

/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
May 14, 2009

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