Form 10-Q/A
period 2008-11-30
U S PRECIOUS METALS INC
filed 2009-05-14
CIK 1286181

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

EXPLANATORY NOTE

          U.S. Precious Metals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2009 (the “November 30, 2008 Form 10-Q”).

          This Amendment is being filed to amend and restate the November 30, 2008 Form 10-Q to correct certain errors that were discovered in the November 30, 2008 Consolidated Balance Sheet and related Consolidated Statements of Operations and Cash Flows for the three and six months then ended and related changes to the Notes to the Consolidated Financial Statements.

          The November 30, 2008 Form 10-Q contained an inaccurate calculation of the value of the options to purchase common stock granted to officers and directors for services rendered. The value of the options granted to the Company’s officers and directors reported in the November 30, 2008 Form 10-Q was $770,000. Under the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), the accurate calculation should have been $2,770,000. The effect is an understatement in value of $2,000,000. The November 30, 2008 Form 10-Q also calculated the investment in mining rights of $204,532 using the average exchange rate. The investment in mining rights has been recalculated using the actual exchange rate as of the date of the investment. Using the actual exchange rate results in the investment of mining rights being $197,344. The effect is an overstatement in value of $7,188. The November 30, 2008 Form 10-Q also incorrectly applied advances to employees for Company expenses of $12,423 as miscellaneous receivables resulting in an overstatement of the Company’s total assets by $12,423. This Amendment reduces the total current assets by the $12,423 to correct for the overstatement reported in the November 30, 2008 Form 10-Q.

          The net effect of these changes resulted in the Company’s expenses and operating loss to increase by $2,019,611, $2,000,000 of which is a result of the recalculation in stock options granted to the Company’s directors and officers for services rendered, $7,188 of which is a result of the recalculation of exchange rate for investments in mining rights, and $12,423 of which is the advances to employees for Company expenses, all of which are non-cash adjustments.

          This Amendment is being filed only to modify and update Part I, Item 1. Consolidated Financial Statements, Part I, Item 2. Management’s Discussion and Analysis, and Part I, Item 4. Controls and Procedures. Except as otherwise provided, this Amendment does not modify or update the disclosures made in the November 30, 2008 Form 10-Q in any way.

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

U.S. Precious Metals, Inc.
Form 10-Q/A

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at November 30, 2008 (unaudited) and at May 31, 2008 (audited).	5

Consolidated Statements of Operations (unaudited) for the three month periods ended November 30, 2008 and November 30, 2007, and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	6
Consolidated Statements of Operations (unaudited) for the six month periods ended November 30, 2008 and November 30, 2007, and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	7
Consolidated Statements of Cash Flows (unaudited) for the six month periods ended November 30, 2008 and November 30, 2007 and for the period January 21, 1998 (date of inception of exploration stage) to November 30, 2008.	8
Notes to Consolidated Financial Statements (unaudited).	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4. Controls and Procedures	22

Item 6. Exhibits	24

Signature Page	25

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2008 (Unaudited) (Restated) (See Note 2)	May 31, 2008 (Audited)

ASSETS
Current Assets:
Cash	$52,093	$623,017
Miscellaneous receivables	—	8,353
Prepaid expenses	6,124	22,153

Total current assets	58,217	653,523

Fixed Assets:
Vehicles	39,429	39,429
Machinery and equipment	92,075	84,199

Total fixed assets	131,504	123,628
Less: accumulated depreciation	(29,422)	(19,380)

Net fixed assets	102,082	104,248

Other Assets:
Investment in mining rights	197,344	82,730
Deposits	5,892	57,180

Total other assets	203,236	139,910

Total Assets	$363,535	$897,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$272,511	$13,490
Accrued expenses	256,609	57,282
Accrued salaries	15,795	13,527

Total current liabilities	544,915	84,299

Stockholders’ Equity (Deficiency):
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; Issued and outstanding 51,005,979 and 47,227,979 shares, respectively	510	472
Additional paid in capital	12,394,620	7,775,360
Deficit accumulated during exploration stage	(12,576,510)	(6,962,450)

Total stockholders’ equity (deficiency)	(181,380)	813,382

Total Liabilities and Stockholders’ Equity (Deficiency)	$363,535	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage to November 30, 2008) (Restated) (See Note 2)

	Three Month Periods Ended November 30,
	2008 (Restated) (See Note 2)	2007

Revenues	$—	$—	$—

Expenses	2,253,032	43,201	12,593,230

Operating Loss	(2,253,032)	(43,201)	(12,593,230)

Other Income (Expense):
Interest income	1,439	600	17,706
Interest expense	—	—	(986)

Loss accumulated during exploration stage	$(2,251,593)	$(42,601)	$(12,576,510)

Net Loss per Share
Basic and Diluted	$(0.05)	$(0.00)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	49,443,572	32,274,979

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage to November 30, 2008) (Restated) (See Note 2)

	Six Month Periods Ended November 30,
	2008 (Restated) (See Note 2)	2007

Revenues	$—	$—	$—

Expenses	5,619,414	297,245	12,593,230

Operating Loss	(5,619,414)	(297,245)	(12,593,230)

Other Income (Expense):
Interest income	5,354	760	17,706
Interest expense	—	—	(986)

Loss accumulated during exploration stage	$(5,614,060)	$(296,485)	$(12,576,510)

Net Loss per Share
Basic and Diluted	$(0.12)	$(0.01)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	48,697,593	32,247,979

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 21, 1998 (Date of Inception of Exploration Stage to November 30, 2008) (Restated) (See Note 2)

	Six Month Periods Ended November 30,
	2008 (Restated) (See Note 2)	2007

Cash Flows From Operations	$(5,614,060)	$(296,485)	$(12,576,510)
Net Loss
Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Depreciation	10,041	2,940	29,419
Common stock issued for services	1,289,300	48,000	5,875,132
Stock options issued for services	2,770,000	—	2,770,000
Bad debt expense	—	—	109,259
Changes in assets and liabilities:
Increase in accounts payable	259,020	405	272,510
Increase in accrued expenses	201,594	19,021	272,404
Decrease (increase) in miscellaneous receivable	8,353	(3,552)	(2,985)
Decrease (increase) in prepaid expenses	16,029	—	(6,124)
Decrease (increase) in deposits	51,289	(12,843)	(5,892)

Net Cash Consumed by Operating Activities	(1,008,434)	(242,514)	(3,262,787)

Cash Flows from Investing Activities:
Investment in mining rights	(114,614)	(13,859)	(197,344)
Loan to affiliated company	—	(40,000)	(431,275)
Repayment of loan by the affiliated company	—	—	325,000
Acquisition of machinery and equipment	(7,876)	—	(131,502)

Net Cash Consumed by Investing Activities	(122,490)	(53,859)	(435,121)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	400,000	20,000	3,492,500
Proceeds from exercise of warrants	160,000	—	257,500

Net Cash Provided by Financing Activities	560,000	20,000	3,750,000

Net increase (decrease) in cash balance	(570,924)	(276,373)	52,093
Cash balance, beginning of period	623,017	277,917	—

Cash balance, ending of period	$52,093	$1,544	$52,093

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

          The November 30, 2008 Form 10-Q filed on February 18, 2009 contained an inaccurate calculation of the value of the options to purchase common stock granted to officers and directors for services rendered. The value of the options granted to the Company’s officers and directors reported in the November 30, 2008 Form 10-Q was $770,000. Under the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), the accurate calculation should have been $2,770,000. The effect is an understatement in value of $2,000,000. The November 30, 2008 Form 10-Q also calculated the investment in mining rights of $204,532 using the average exchange rate. The investment in mining rights has been recalculated using the actual exchange rate as of the date of the investment. Using the actual exchange rate results in the investment of mining rights being $197,344. The effect is an overstatement in value of $7,188. The November 30, 2008 Form 10-Q also incorrectly applied advances to employees for Company expenses of $12,423 as miscellaneous receivables resulting in an overstatement of the Company’s total assets by $12,423. This Amendment reduces the total current assets by the $12,423 to correct for the overstatement reported in the November 30, 2008 Form 10-Q.

          The net effect of these changes resulted in the Company’s expenses and operating loss to increase by $2,019,611, $2,000,000 of which is a result of the recalculation in stock options granted to the Company’s directors and officers for services rendered, $7,188 of which is a result of the recalculation of exchange rate for investments in mining rights, and $12,423 of which is the advances to employees for Company expenses, all of which are non-cash adjustments.

          The financial statements have been restated to correct these errors, as presented below.

	Consolidated Balance Sheet November 30, 2008

	Previously Reported	Adjustments	As Restated

Miscellaneous receivables	$12,423	$(12,423)	$—

Total current assets	70,640	(12,423)	58,217

Investment in mining rights	204,532	(7,188)	197,344
Total other assets	210,424	(7,188)	203,236

Total Assets	$383,146	$(19,611)	$363,535

Additional paid-in-capital	10,394,620	2,000,000	12,394,620
Deficit accumulated during exploration stage	(10,556,899)	(2,019,611)	(12,576,510)

Total stockholders’ equity (deficiency)	(161,769)	(19,611)	(181,380)

Total Liabilities and Stockholders’ Equity (Deficiency)	$383,146	$(19,611)	$363,535

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Consolidated Statement of Operations for Three Months Ended November 30, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$2,289,982	$36,950	$2,253,032

Operating Loss	(2,289,982)	(36,950)	(2,253,032)

Loss accumulated during exploration stage	$(2,288,543)	$36,950	$(2,251,593)

Net loss per share
Basic and Diluted	$(0.05)		$(0.05)

Consolidated Statement of Operations for Six Months Ended November 30, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$3,599,803	$2,019,611	$5,619,414

Operating Loss	(3,599,803	(2,019,611)	(5,619,414)

Loss accumulated during exploration stage	$(3,594,449)	$(2,019,611)	$(5,614,060)

Net loss per share
Basic and Diluted	$(0.07)		$(0.12)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Consolidated Statement of Operations (Cumulative
since inception of exploration stage) to November 30, 2008

	Previously Reported	Adjustments	As Restated

Expenses	$10,573,619	$2,019,611	$12,593,230

Operating Loss	(10,573,619)	(2,019,611)	(12,593,230)

Loss accumulated during exploration stage	$(10,556,899)	$(2,019,611)	$(12,576,510)

Consolidated Statement of Cash Flows for Six Months Ended November 30, 2008

	Previously Reported	Adjustments	As Restated

Cash Flows From Operations
Net Loss	$(3,594,449)	$(2,019,611)	$(5,614,060)

Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Stock options issued for services	770,000	2,000,000	2,770,000
Changes in assets and liabilities:
Decrease (increase) in miscellaneous receivable	(4,070)	12,423	8,353

Net Cash Consumed by Operating Activities	(1,001,246)	(7,188)	(1,008,434)

Cash Flows from Investing Activities:
Investment in mining rights	(121,802)	7,188	(114,614)

Net Cash Consumed by Investing Activities	$(129,678)	$7,188	$(122,490)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Consolidated Statement of Cash Flows (Cumulative
since inception of exploration stage) to November 30, 2008

	Previously Reported	Adjustments	As Restated

Cash Flows From Operations
Net Loss	$(10,556,899)	$(2,019,611)	$(12,576,510)

Adjustments required to reconcile net loss to cash consumed by operations:
Charges not requiring outlay of cash:
Stock options issued for services	770,000	2,000,000	2,770,000
Changes in assets and liabilities:
Decrease (increase) in miscellaneous receivable	(15,408)	12,423	(2,985)

Net Cash Consumed by Operating Activities	(3,255,599)	(7,188)	(3,262,787)

Cash Flows from Investing Activities:
Investment in mining rights	(189,531)	(7,813)	(197,344)

Net Cash Consumed by Investing Activities	(427,308)	(7,813)	(435,121)

Cash Flows from Financing Activities:
Proceeds from exercises of warrants	242,500	15,000	257,500

Net Cash Provided by Financing Activities	$3,735,000	$15,000	$3,750,000

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to November 30, 2008, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through November 30, 2008.

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

At November 30, 2008, there were warrants outstanding to purchase 4,527,500 shares of common stock and options to purchase 9,000,000 shares of common stock. At November 30, 2007, there were warrants outstanding to purchase 100,000 shares of common stock. The share equivalents of these were not included in the calculation of average shares outstanding because their effect would have been anti-dilutive because the Company incurred a loss from operations.

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

During the six month period ended November 30, 2008, the Company’s Board of Directors issued 38,000 shares of common stock to consultants as compensation for services; these shares were valued at $24,300. During the three month period ended November 30, 2008, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000. As of November 30, 2008, the shares have not been issued; however, the value of the shares has been included as part of stockholders’ deficiency.

There were 150,000 shares of common stock issued for services in the six month period ended November 30, 2007 valued at $48,000.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

4.          COMMON STOCK

During the six months ended November 30, 2008, the Company issued 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock for gross proceeds of $400,000. The warrants are exercisable at $1.00 per share and expire one year after issuance. In addition, during the quarter and six months ended November 30, 2008, the Company issued 200,000 and 640,000, respectively, shares of common stock for $50,000 and $160,000, respectively upon exercise of a warrant.

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

8.          GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a deficit accumulated during the exploration stage of $12,576,510, and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, continuing effort to raise capital in the public and private markets.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

9.          SUBSEQUENT EVENTS

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

In February 2009, the Company’s Board of Directors approved the issuance of up to $1,500,000 in convertible promissory notes on the same terms as those described above. As of May 10, 2009, the Company has issued convertible promissory notes with an aggregate principal amount of $180,000 to three accredited investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were formed as a mineral exploration company on January 21, 1998. We are an exploration stage company. There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the concessions can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to continue the drilling campaign as more fully described in the Company’s Current Annual Report on Form 10-K/A filed on February 23, 2009, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain the concessions, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

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

During the six month period ending November 30, 2008, we invested approximately $858,476 in our exploration drilling campaign and the development of our Mexican operations. The Company commissioned and received an NI 43-101 Compliant Ore Reserve Report (the “43-101 Report”) from Applied Minerals, Inc. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling campaign. The proven and probable reserves reflected in the 43-101 Report relate to and have been developed from core samples retrieved from ten holes located on less than a five acre area of the 37,000 acre concessions, leaving 99.9% of the holdings unexplored. If we are able to raise sufficient financing to do so, the company expects to continue to explore and develop the property over the next 12 months to determine the proven and probable reserves on a more significant portion of the property.

Data available to the Company from the 43-101 Report dated as of October 30, 2008 shows the following estimated reserves and related values using market pricing on April 9, 2009:

	As of April 9, 2009

	Amount	Market Price	Total Value of Reserves

Proven Reserves:
Gold (Au) (oz.)	57,432	$883.00	$50,712,456
Silver (Ag) (oz.)	403,532	$12.18	$4,915,019
Copper (Cu) (tons)	3,057	$4,140.00	$12,655,980

Total			$68,283,455

	Amount	Market Price	Total Value of Reserves

Probable Reserves:
Gold (Au) (oz.)	156,288	$883.00	$138,002,304
Silver (Ag) (oz.)	1,295,857	$12.18	$15,783,538
Copper (Cu) (tons)	8,922	$4,140.00	$36,937,080

Total			$190,722,922

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

The Company had total assets in the amount of $363,535 with a cash balance of $52,093 as of November 30, 2008, as compared to $897,681 in total assets and a cash balance of $623,017 as of May 31, 2008. This was mainly due to increases in geological and personnel expenses.

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

We incurred operating expenses in the amount of $2,253,032 and $43,201 during the quarters ended November 30, 2008 and 2007, respectively. We granted stock in lieu of compensation valued at $1,271,150 during the quarter ended November 30, 2008 compared to none in the comparable period for 2007. Geological expenses increased by $325,049 during the quarter ended November 30, 2008 compared to the comparable period for 2007. We hired additional staff at the corporate office and staff and consultants in connection with the subsidiary’s operations. These actions resulted in an increase in payroll and consulting expenses of $467,851 over the comparable period for 2007. Additional office expenses, depreciation, insurance and other expenses in Mexico increased by $145,781 during the quarter ended November 30, 2008 compared to the comparable period in 2007 due to the general construction of the metallurgical laboratory.

We incurred operating expenses in the amount of $5,619,414 and $297,245 during the six months ended November 30, 2008 and 2007, respectively. We granted options and stock in lieu of compensation valued at $4,041,150 during the six months ended November 30, 2008 compared to none in the comparable period for 2007. Geological expenses increased by $485,469 during the six months ended November 30, 2008 compared to the comparable period for 2007. We hired additional staff at the corporate office and staff and consultants in connection with the subsidiary’s operations. These actions resulted in an increase in payroll and consulting expenses of $481,439 over the comparable period for 2007. Additional office expenses, depreciation, insurance and other expenses in Mexico increased by $314,111 during the quarter ended November 30, 2008 compared to the comparable period in 2007 due to the general construction of the metallurgical laboratory.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting as of November 30, 2008.

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