Form 10-K
period 2009-05-31
U S PRECIOUS METALS INC
filed 2009-09-16
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

          (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission file number: 000-50703

U.S. PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1839426

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

801 International Parkway, 5th Floor
Lake Mary, Florida	32746

(Address of principal executive offices)	(Zip Code)

(407) 566-9310

(Registrant’s telephone number, including area code)

171 Walnut Crest Run, Sanford, Florida 32771

(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Jesus Oliveras, CFO of U.S. Precious Metals, Inc.
801 International Parkway, 5th Floor
Lake Mary, FL 32746
Telephone: 407-566-9310/Fax: 407-566-9321

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes      ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,181,076 as at November 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 51,043,499 shares of common stock issued and outstanding as of September 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”): None

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This annual report on Form 10-K (this “Annual Report”) contains certain forward-looking statements that are subject to risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report, the words “anticipate,” “believe,” “plan,” “target,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our strategy, future plans for exploration and production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this Annual Report are based upon information available to our management on the date of this Annual Report.

Forward-looking statements are subject to a number of risks and uncertainties and there can be no assurance that such statements will be accurate. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially and adversely from those described herein as anticipated, believed, planned, targeted, estimated, intended or expected. Although we believe the assumptions underlying and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Actual results could differ materially and adversely from those discussed in this Annual Report.

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under “Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

•	decisions of foreign countries and banks within those countries;
•	unexpected changes in business and economic conditions;
•	change in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
•	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of future feasibility studies, if any;
•	the level of demand for our products;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of mineralized material estimates and timing of development expenditures;
•	commodity price fluctuations; and
•	changes in exploration results

We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described under “Item 1A. Risk Factors.” The list above, together with the factors described under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Annual Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Annual Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Summary Of Business

U.S. Precious Metals, Inc. (OTC BB: USPR.OB) was incorporated in the State of Delaware on January 21, 1998. As used herein, “we,” “us,” “our,” the “Company” or “USPR” mean U.S. Precious Metals, Inc. and U.S. Precious Metals de Mexico, S.A. de C.V. (our “Mexican Subsidiary”) unless otherwise indicated. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We focus on gold, silver and copper primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”). Our mining concessions grant us the right to explore and exploit the minerals found in the ground pursuant to the regulations, rules and directives imposed by the Mexican government. See “Item 2. Properties” for more information about our mining concessions. To date, we have invested approximately $1,600,000 in our preliminary determinations of mineralized material located on the Solidaridad Property.

As part of our core drilling program, which began in February of 2008, we have completed fourteen drill holes, ten of which have shown mineralized zones and four of which have not shown significant results. As a result of our exploration and drilling program, we have determined that gold, silver and copper are present on the portion of the Solidaridad Property we have drilled. There are also preliminary indications that platinum group elements may be present on a portion of the Solidaridad Property but further studies are required to confirm the presence, type, quality and quantity of platinum, if any. Our continued exploration and drilling has resulted in an increase in our estimates of mineralized material located on the Solidaridad Property. We have based our estimates of the mineralized material on the results from fourteen drill holes located on less than five acres of the Solidaridad Property. This five acre area represents approximately 0.00135% of the Solidaridad Property (the “Explored Area”), meaning approximately 99.965% of the Solidaridad Property remains unexplored (the “Unexplored Area”).

If we can raise sufficient funds, we plan to continue to invest resources into our exploration and drilling program over the next several years to determine whether the Unexplored Area contains mineralized material. Depending upon our ability to obtain sufficient funding, we may also engage mining professionals as consultants and/or employees to survey the property, apply industry standard methodologies and to develop and implement a business plan appropriate for the size of the Solidaridad Property as well as any mineralized material identified during the exploration process. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock is thinly traded, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations and to support our exploration and drilling program on the Solidaridad Property, we have decided that a small exploitation program on the Explored Area is advisable. We plan to implement such exploitation program if we can raise sufficient funds. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permit from the Mexican government. See “Government Regulations and Permits” below for a more detailed discussion of the regulations, rules and directives imposed by the Mexican government.

With a sufficient investment, we believe we could commence the small exploitation program as early as November 2009 with a target date of January 2010 for the small exploitation program to be fully operational. We believe we could, under ideal circumstances, extract up to 50 tons of mineralized material per day from the Explored Area once the exploitation program is fully operational. We do not know, however, how long we could sustain such extraction rate from the Explored Area. Based on market prices for gold, silver and copper as of June 1, 2009 ($960/oz for gold; $15/oz for silver and $2.10/lb for copper) and our current understanding of the estimated amounts of gold, silver and copper present in the Explored Area, we project that a 50 ton per day extraction rate would generate approximately $1.9 million in gross revenues over a six-month period. We would require approximately $15 million to operate this small scale exploitation program. We would need to develop some basic infrastructure to handle exploitation on this small scale. The Company currently has no prospects for this type of investment and there can be no assurance that we will be able to find such an investment on terms acceptable to us or at all.

We have determined there is sufficient access to and from the Solidaridad Property as well as between the Solidaridad Property and regional ports, although we will have to develop significant infrastructure in order to access the entire Solidaridad Property and to engage in meaningful exploration and drilling. There is currently limited or no infrastructure on the Solidaridad Property. Additional information on the necessary infrastructure for the Solidaridad Property will be determined through development of our mining activities. We believe that in Morelia, which is the town closest to the Solidaridad Property, there will be sufficient access to personnel and supplies to support our expanded exploration and drilling operations as well as our planned exploitation program. We have not yet drilled any wells in an attempt to locate water on the Solidaridad Property. However, water was located within three feet of the surface in drill hole number one. The water level in drill hole number one fluctuates but generally remains close to the surface, which we believe indicates that water may lie close to the surface. The local climate is conducive to year-round operations and is not expected to pose any significant barriers to our exploration and drilling program or our planned exploitation program.

If we raise sufficient funds to complete an on-site metallurgical laboratory, we expect to transition our metallurgical testing of the ore from outside laboratories to such on-site laboratory. We have a test laboratory in Morelia but will need a processing laboratory on the Solidaridad Property.

We expect to continue our exploration and drilling program into other areas of the Solidaridad Property provided we receive sufficient funding. Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. However, we will need to conduct further exploration and field mapping before we finalize our decisions as to target locations.

Our proposed exploration and drilling strategy has two components: (i) definition drilling designed to increase our understanding of any mineralized material located on the Solidaridad Property; and (ii) exploratory drilling on targets generated by field mapping, soil surveys and stream sediment surveys.

We currently plan to continue to pursue and develop our exploration and drilling program. If we can obtain sufficient funding, we presently plan to engage an industry recognized consulting firm to assist us in that effort as well as to produce an industry standard Feasibility A Study. The Feasibility A Study is an industry standard report that would assess our estimates of mineralized material by evaluating and analyzing the core, assay results, maps, ore calculations, metallurgical testing and geologic data against accepted standards. This study will substantiate or question the validity of our exploration data. If our data is substantiated and we have sufficient funding, we currently plan to move toward producing a Feasibility B Study.

A Feasibility B Study would analyze the potential economics of exploiting the mineralized material from the Solidaridad Property, the infrastructure necessary to mine and produce metals, the available markets for the metals, the taxation requirements and the environmental and socio-economic impact for the State of Michoacán, Mexico. We believe this study would provide sufficient information about the potential value and exploitability of the mineralized material to assist us in determining whether we could seek bank financing or additional debt or equity investment through the public markets and on what terms.

Company Background

We were incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. (“American International”). On May 9, 2002, the board of directors of American International declared a dividend, in the form of our common stock to be issued to its shareholders of record on such date. On the record date of such dividend, American International had 274 shareholders of record. The ratio of common shares of the Company received by each American International shareholder was one share of Company common stock for each 10 shares of American International common stock held by such record owner. On or about June 10, 2004, a total of 1,961,184 shares of common stock were issued to the shareholders of American International on the record date. These shares represented all of the issued and outstanding capital stock of the Company on such date. American International did not retain any shares of our common stock.

In March 2002, we entered into an oral arrangement with the owners of a mining property located in Mexico known locally as the Solidaridad mining claims. At the time, little geological information was known about the property to American International other than information collected by local residents. Based upon available information, the board of directors of American International determined that they were more interested in identifying mineral properties in the United States that had proven or probable resources, and were not interested in properties outside the United States requiring significant exploration work. Consequently, the board of directors of American International determined to separate the two companies by declaring the stock dividend discussed above so that each company could focus exclusively on it respective business.

On March 5, 2003, we formed our Mexican Subsidiary. Virtually all of our activities take place in Mexico through our Mexican Subsidiary.

Employees

We currently have three full time employees who serve as our executive officers. These individuals devote all of their business time to our affairs. In addition to our executive officers, we currently employ ten Mexican nationals, two of whom are “at-will” employees of the Mexican Subsidiary and eight of whom are employed “at-will” through a Mexican based employment agency.

Competitive Business Conditions

The exploration for, and the acquisition of gold, silver and copper properties, are subject to intense competition. Due to our limited capital and personnel, we are at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development of the Solidaridad Property. Our present limited funding means that we are currently unable to compete for additional properties to be explored and developed. We believe the competition in our sector will continue to be intense in the future, including the competition for funding.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well known companies for capital. Our inability to develop the Solidaridad Property due to a lack of funding, even if such development is warranted, would have a material adverse effect on our operations and financial position.

Governmental Regulations And Permits

In connection with our mining and business activities in Mexico, we must comply with all regulations, rules and directives imposed by the Mexican government. We are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as protection of endangered or threatened species. The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours if we are successful in commencing mining operations, include, but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.

Prior to the commencement of any exploitation program, we have and will continue to secure various regulatory permits from federal, state and local agencies. These government and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of the following areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The MIA has only been submitted and approved with respect to a small portion of the Solidaridad Property. We plan to submit a MIA for other portions of the Solidaridad Property depending upon obtaining sufficient funding.

We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violation of environmental permits, licenses or approvals issued with respect to our operations.

Likewise, we must comply with all mining regulations imposed by the Mexican government, including the periodic filing of mining work reports and the payment of surface taxes with respect to our mining concessions. The department responsible for all mining activities is the Ministry of Economy through its General Mining Bureau Dirección General de Minas. The General Mining Bureau issues all mining permits, licenses and approvals required with respect to mining concessions. All mining companies, agreements, resolutions and other rights and obligations related to mining concessions have to be recorded before the Public Registry of Mining Registro Publico de Mineria.We are not aware of any material violation of mining regulations, permits, licenses or approvals issued with respect to our mining concessions.

In connection with our business activities in Mexico, under Mexican law, all Mexican corporations in which foreign investors participate as shareholders, regardless of the amount of the investment, must be registered before the National Registry of Foreign Investment Registro Nacional de Inversiones Extranjeras (“NRFI”) and shall comply with the periodical obligations and filings provided by the Foreign Investment Law Ley de Inversión Extranjera (“FLI”). We have registered our Mexican Subsidiary before the NRFI and complied with all obligations under the FIL. In addition, Mexican law imposes certain corporate obligations to all Mexican companies under the General Law of Commercial Companies Ley General de Sociedades Mercantiles and our Mexican Subsidiary is in compliance of all its corporate obligations imposed by the such law.

Because we have employees in Mexico we are also subject to regulations affecting employee pay, benefits and the like. These laws are different in Mexico than they are in the U.S. and can be more costly to the Company.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR COMPANY

Our business, exploration results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our Company or our ability to raise capital or cause our ability to operate in accordance with our current business plan to vary materially and adversely from recent results or from our anticipated future results. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment. No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

WE ARE A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY

We are a development stage company with limited operating history. These two factors make it impossible to reliably predict future growth and operating results. We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 1998, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts, including fundraising, acquiring the Solidaridad Concessions (as defined below), and conducting limited exploration on a small portion of the Solidaridad Property. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

WE ARE AN EXPLORATION STAGE COMPANY

We are an exploration stage company and face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and drilling of the Solidaridad Property. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration of the Solidaridad Property may not result in the discovery of additional mineralized material. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralized material, we may decide to abandon the Solidaridad Concessions and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

WE HAVE NO PROVEN OR PROBABLE RESERVES

We have not established the presence of any proven or probable reserves, as those terms are defined by the U.S. Securities and Exchange Commission (the “SEC”), on the Solidaridad Property. If the Solidaridad Property does not contain mineralized material that we can extract at a profit, any funds spent by us on exploration or development of the Solidaridad Property could be lost. The SEC defines a “reserve” as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Any mineralized material discovered by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves under SEC Guidelines, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study that demonstrates with reasonable certainty that the mineralized material can be economically extracted and produced. We have not completed a feasibility study with regard to the Solidaridad Property, nor do we intend to perform such feasibility study until such time as we obtain sufficient funding and it is advisable under our then current business plan. Exploration is inherently risky, the probability of any individual property having reserves is extremely remote and few properties ultimately prove economically successful.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING

Our independent registered public accounting firm’s report to our audited financial statements for the fiscal year ended May 31, 2009, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern. If we are unable to continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

Pursuit of the Company’s business plan is dependent upon obtaining sufficient funding to support such plan. If we do not obtain sufficient funding, our business will fail. Our current operating funds are insufficient either to complete our planned exploration of the Solidaridad Property or to begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

THE CASH NEEDS OF OUR BUSINESS PLAN EXCEED OUR CURRENT CASH ON HAND

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and exploitation, if warranted, of the Solidaridad Property. We do not currently have sufficient funds to continue our exploration and drilling program or to commence a small scale exploitation program on the Solidaridad Property. We will require additional funding even to continue our limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, on the Solidaridad Property are greater than anticipated.

We will require additional funding to sustain our business operations. We do not currently have any arrangements for funding and we can provide no assurance to investors that we will be able to find such funding on terms acceptable to us or at all. Obtaining additional funding would be subject to a number of factors, including, without limitation, the market prices for copper, silver and gold, investor acceptance of our business plan, the credibility of our exploration results, investor confidence and interest in our sector generally and our Company in particular and general market conditions. These factors may make the timing, amount, terms or conditions of additional funding unavailable to us.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work on the Solidaridad Property. We may also consider seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets.

WE DO NOT AND DO NOT EXPECT TO GENERATE REVENUES

We are an exploration stage company; therefore, we anticipate that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues. Consequently, we expect to incur significant losses into the foreseeable future. If we are unable to raise additional funding, we will not be able to continue our operations.

ESTIMATES OF MINERALIZED MATERIAL ARE BASED ON INTERPRETATION AND ASSUMPTIONS WHICH MAY BE UNRELIABLE

Estimates of our mineralized material located on the Solidaridad Property are based on interpretation and assumptions and may yield less under actual conditions than current estimates. Unless otherwise indicated, the mineralized material presented in our filings with the SEC and in press releases and other public statements are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to production, we must rely upon such estimated calculations as to the mineralized material on the Solidaridad Property. Until the mineralized material is actually mined and processed, any amounts and values can only be considered estimates.

These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and assay sampling analysis, which may prove to be unreliable. We cannot assure you that the estimates of our mineralized material will be accurate or that we can mine or process this mineralized material profitably.

Any material changes in estimates of our mineralized material could affect the economic viability of the Solidaridad Property and could have a material adverse effect on our operations and financial position. There can be no assurance that minerals recovered in small scale will be recovered at production scale.

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including, but not limited to, any exploitation program, require permits from the Mexican government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, if any, of the Solidaridad Property may be materially and adversely effected.

WE ARE DEPENDENT ON OUR PERSONNEL

We are dependent on our current officers, directors, key personnel, and contractors to implement our business plan. The success of our operations will depend to a significant extent on the efforts and abilities of our management and a limited number of personnel. The Company’s Chief Executive Officer and Chief Financial Officer have little or no experience in the area of exploring for and/or mining precious metals; however, the President and certain board members have experience in these areas. Neither the President nor any of our board members have made any long term commitment to the Company.

If one or more of these individuals were to leave the Company, there is no guarantee that we could replace them with qualified individuals in a timely or economically satisfactory manner or at all. The loss of services of any of our management, key personnel or contractors could have a material adverse effect on our business, results of operations and financial condition.

Investors must be willing to entrust all of the affairs of the Company to current management.

COMPETITION IN THE MINING INDUSTRY IS INTENSE AND WE HAVE LIMITED FINANCIAL AND PERSONNEL RESOURCES WITH WHICH TO COMPETE

Competition in the mining industry is extremely intense in all aspects, including, but not limited to, raising investment capital for exploration and obtaining qualified managerial and technical employees. We are an insignificant participant in the mining industry due to our limited financial and personnel resources. Our competition includes large established mining companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other exploration stage companies. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our mining activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

WE HAVE CONDUCTED LIMITED GEOLOGICAL WORK ON THE SOLIDARIDAD PROPERTY

We have conducted limited geological work on the Solidaridad Property. The work consists of preliminary geological sampling, surveying, and drilling of fourteen holes located on approximately five acres of the Solidaridad Property. While these limited results are encouraging, additional exploration work will be required to determine the amount of mineralized material that exists on the Solidaridad Property, and whether the mineralized material is recoverable in amounts and at costs that are economical and sufficient to attract investment. We cannot determine the amount and cost of such exploration work at this time. We can give no assurances that additional mapping, surveying, and drilling will be sufficient to determine the amount of mineralized material that exist on the Solidaridad Property, and whether such mineralized material, if any, are recoverable or valuable. Therefore, we will need to conduct additional exploration activities in addition to those proposed herein, the results of which cannot be predicted. No assurances can be given that we will be able to raise additional capital to conduct the additional exploration activities, or that such additional exploration will prove successful.

We have explored less than one percent of the Solidaridad Property. While we have received estimates that a substantial amount of mineralized material exists in the Explored Area, we cannot guarantee that we will find any valuable mineralized material on the Unexplored Area or that if we do find valuable mineralized material, that production will be profitable. Even if we are successful in discovering additional valuable mineralized material we may not be able to realize a profit from the sale of such mineralized material or be able to monetize the mineralized material we do have. If we cannot find any valuable mineralized material on the Unexplored Area, if it is not economical to recover such valuable mineralized material, or if we cannot raise sufficient capital to proceed, we will have to cease operations.

Our ability to discover additional viable and economic mineralized material on the Solidaridad Property is subject to numerous factors, most of which are beyond our control and are not predictable. If we are unable to discover such additional mineralized material under the right circumstances, we will not be able to continue operations.

WE MAY EXPERIENCE SUPPLY AND EQUIPMENT SHORTAGES

We may not be able to purchase all of the supplies and materials we need to continue our mining activities due to shortage of funds, lack of availability or other reasons. This could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers, drilling equipment and excavators, that we might need to conduct our mining activities. If we cannot find the supplies and equipment we need, we may have to suspend our operations until we do find the supplies and equipment we need. If we are unable to find the supplies in Mexico but can find them in another location, the cost will increase signficantly, as will the time to deliver.

THE VOLATILITY OF THE PRICE OF GOLD AND OTHER PRECIOUS METALS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS

The potential for profitability of our operations, the value of the Solidaridad Property, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and other precious metals or investor’s perception of the market generally. The market price of gold and other precious metals has historically been unpredictable and subject to wide fluctuations. The price of gold and other precious metals is affected by numerous factors beyond our control, including, but not limited to: inflation, fluctuation of the United States Dollar and foreign currencies, global and regional demand, and political and economic conditions of major gold producing and gold purchasing countries throughout the world. The volatility of the price of gold and other precious metals represent a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event that the price of gold and other precious metals declines or remains low for prolonged periods of time, it could render the Solidaridad Property uneconomic for an unpredictable period of time and might cause us to be unable to develop the Solidaridad Property, even if we believe such development to be warranted which would have a material adverse effect on our ability to continue operations.

EXPLORATION FOR MINERALS IS SPECULATIVE IN NATURE

Exploration for minerals is speculative in nature, involves many risks and is frequently unsuccessful. Few properties that are explored are ultimately developed into commercially producing mines. Our long-term success or failure will be, in part, directly related to the cost and success of our exploration and drilling program. Any mineral exploration program entails risks, including, without limitation, risks relating to:

•	the ability to discover mineral deposits;

•	the location of mineral deposits;

•	development and implementation of appropriate metallurgical processes and related infrastructure;

•	receipt and maintenance of necessary governmental approvals;

•	sufficient development of the property infrastructure; and/or

•	the ability to successfully obtain funds to continue operations.

The commercial viability of a mineral deposit is dependent on a number of factors, including, without limitation:

•	the market price of minerals;

•	the particular attributes of the deposit, such as its size, grade and proximity to infrastructure;

•	production costs and logistics;

•	financing costs;

•	taxation;

•	royalties;

•	land tenure;

•	land use;

•	infrastructure capabilities;

•	water use;

•	power use;

•	costs of importing and exporting minerals;

•	exchange rates; and/or

•	environmental protections.

The effects of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse effect on our business, results of operations and financial condition.

THERE ARE RISKS INHERENT IN DOING BUSINESS IN MEXICO

The Solidaridad Property is located in the State of Michoacán, Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

•	labor disputes;

•	invalidity of governmental orders;

•	uncertain or unpredictable political, legal and economic environments;

•	war;

•	civil and political unrest;

•	crime and security issues including but not limited to drug cartel activity;

•	property disputes;

•	changes to existing laws or policies relating to the mining industry that increase our costs;

•	unpredictable changes in or application of taxation regulations;

•	delays in obtaining or the inability to obtain necessary governmental permits;

•	governmental seizure of land or mining concessions;

•	limitations on ownership;

•	limitations on the repatriation of earnings;

•	increased financial costs;

•	import and export regulations, including restrictions on the export of gold, silver and copper; and/or

•	foreign exchange controls.

The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required funding.

WE ARE REQUIRED TO MAKE PAYMENTS TO RETAIN THE SOLIDARIDAD CONCESSIONS

Our ability to retain good title to the Solidaridad Concessions and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our interest in one or more of our concessions.

WE FACE ENVIRONMENTAL, REGULATORY, AND OTHER RISKS

Mining operations may create numerous environmental conditions and hazards, including, without limitation, negatively impacting air quality, causing physical disturbances to the landscape, and creating groundwater and water-pollution problems. Our mining operations are subject to environmental regulation by the SEMARNAT, the environmental protection agency of Mexico. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations.

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the Solidaridad Property, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

•	ownership of our concessions;

•	access to land and the cost of the same;

•	land tenure;

•	development of infrastructure;

•	mining policies;

•	monetary policies;

•	taxation;

•	rates of exchange;

•	environmental regulations; and/or

•	labor relations.

Any such changes may affect our ability to continue our exploration and drilling program, to undertake mining operations with respect to the Solidiaridad Property in the manner currently contemplated, or our ability to explore or develop future properties. We must take into account the possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets.

OUR CONCESSIONS ARE LOCATED IN A REMOTE AREA

There is extremely limited infrastructure on the Solidaridad Property, which may impair our access to the property. Inclement weather and/or natural disasters may affect the roads surrounding the Solidaridad Property, which may delay or prevent us from conducting our proposed business operations or cause significant damage to costly infrastructure, for which we may or may not be insured. While we plan to conduct our exploration and drilling year round, it is possible that inclement weather and/or natural disasters could delay our mining activities, which could have a material adverse effect on our business, results of operations and financial condition.

DEFECTIVE TITLE TO THE SOLIDARIDAD CONCESSIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR EXPLORATION AND EXPLOITATION ACTIVITIES

There are uncertainties as to title matters in the mining industry. We believe we have good title to the Solidaridad Concessions; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop the Solidaridad Property in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop the Solidaridad Property will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that the Solidaridad Concessions and the Solidaridad Property to which the concessions relate, are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

In the event of a dispute regarding title to the Solidaridad Concessions or any facet of our operations, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country.

RESTRICTED ACCESS TO THE SOLIDARIDAD CONCESSIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR EXPLORATION AND FUTURE PRODUCTION ACTIVITIES

There are uncertainties as to our ability to gain access rights to the Solidaridad Property where the Solidaridad Concessions are located. We currently have secured access rights to the portion of the Solidaridad Property where our concessions Solidaridad I, Solidaridad III, and Solidaridad V are located by way of a written agreement entered into by and between our Mexican Subsidiary and the owners of the portion of the Solidaridad Property where these concessions are located. We are in the process of securing, but have not yet secured, access rights to other portions of the Soldiaridad Property, which we plan to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If we are ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect our ability to explore for, or exploit, mineralized material from those areas and could have a material adverse effect on us.

OUR PRIMARY TARGETS FOR EXPLORATION AND EXPLOITATION ARE SUBJECT TO A TEMPORARY OCCUPANCY AGREEMENT IN FAVOR OF A THIRD PARTY WHICH REQUIRES US TO PAY ANNUAL RENT

Our current primary targets for exploration and exploitation are located on the portion of the Solidaridad Property where our concessions Solidaridad I, Solidaridad III, and Solidaridad V are located. We have secured access rights to the portion of the Solidaridad Property where these concessions are located by way of a Temporary Occupancy Agreement with a third party. This agreement requires us to pay annual rent to the owners of the portion of the Solidaridad Property where these concessions are located. Our failure or inability to pay the annual rent may cause us to lose our right to access the portion of the Solidaridad Property where these concessions are located and could have a material adverse effect on our business operations. Any breach of the agreement by the property owner could also cause costly litigation.

OUR ABILITY TO DEVELOP THE SOLIDARIDAD CONCESSIONS ARE SUBJECT TO THE RIGHTS OF THE EJIDO (LOCAL INHABITANTS)

Our ability to develop the portion of the Solidaridad Property where concessions Solidaridad II, Solidaridad III, Solidaridad IV, Solidaridad V, and La Sabila are located are subject to the rights of the Ejido. Ejidos are groups of local inhabitants who are granted rights by the Mexican government to conduct agricultural activities on the surface of the property. Our ability to exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. We must negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to conduct such agricultural activities. We plan to negotiate such arrangements at such time as we make a decision to begin exploitation of those areas. If we are ultimately unable to successfully negotiate such an arrangement or, if we are successful in negotiating such an arrangement but are ultimately unable to maintain such arrangement, it could impair or impede our ability to successfully exploit the minerals from the portion of the Solidaridad Property where these concessions are located.

MATERIAL LOSSES IN EXCESS OF INSURANCE COVERAGE COULD ADVERSELY AFFECT OUR EXPLORATION AND FUTURE PRODUCTION ACTIVITIES

We have limited insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards, including, without limitation:

•	environmental hazards;

•	industrial accidents;

•	metallurgical and other processing problems;

•	failure of pit walls or dams;

•	acts of God; and/or

•	equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

•	damage to, or destruction of, mineral properties or production facilities;

•	personal injury or death;

•	environmental damage;

•	delays in exploration; and/or

•	monetary losses.

Industrial accidents could have a material adverse effect on our future business and operations. We currently maintain general liability insurance and automobile insurance coverage. We cannot be certain the insurance we have in place will cover all of the risks associated with our mining activities or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our ability to continue operations.

AN ADVERSE EVALUATION OF OUR INTERNAL CONTROLS COULD RESULT IN LOSS OF INVESTOR CONFIDENCE

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended May 31, 2009. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this Annual Report, there is no assurance that we can retain that control in the future as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to an audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

ANTI–TAKE OVER PROVISIONS COULD MAKE AN ACQUISITION OF US, WHICH MAY BE BENEFICIAL TO OUR STOCKHOLDERS, MORE DIFFICULT AND MAY PREVENT ATTEMPTS BY OUR STOCKHOLDERS TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT

On March 17, 2009, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”), and declared a dividend distribution of one right (a “Right”) for each share of our common stock to stockholders of record at the close of business on April 10, 2009. Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of a share of a newly designated Series A Preferred Stock at a purchase price of $10.00, subject to adjustment. The Rights expire on March 17, 2010, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the Rights will not be exercisable and will trade with our common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. Such person or group is referred to as an acquiring person. At such time as the Rights become exercisable, each holder of a Right (except Rights held by an acquiring person) shall thereafter have the right to receive, upon exercise, preferred stock or, at our option, shares of common stock having a value equal to two times the exercise price of the Right. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Although we believe the provisions in the Rights Plan provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.

WE INDEMNIFY OUR OFFICERS AND DIRECTORS TO THE FULLEST EXTENT PROVIDED BY LAW

The laws of the State of Delaware permit us to indemnify our directors and officers who were or are parties, or are threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the person is or was a director or officer of the Company. Our Amended and Restated Bylaws permit us to indemnify our officers and directors against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.

WE ARE SUBJECT TO ADVERSE CHANGES IN CURRENCY VALUES

Since most of our expenses are paid in Mexican pesos, and our investment capital is in United States dollars, we are subject to adverse changes in currency values which will be difficult to prevent or predict. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. At the present time, since we have no production and limited investment, we have no plans or policies to utilize forward sales contracts or currency options to minimize this exposure. If and when these measures are implemented, there is no assurance they will be cost effective or be able to fully offset the effect of any currency fluctuations.

CONFLICTS OF INTEREST MAY EXIST

Certain conflicts of interest may exist with respect to management and the operations of the Company. Although management has indicated its commitment to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters. Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company.

RISKS RELATED TO OUR COMMON STOCK

STOCK PRICE VOLATILITY

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	changes in the worldwide price for gold, silver and copper;

•	disappointing results from our exploration and drilling efforts;

•	fluctuation in production costs that make mining uneconomical;

•	unanticipated variations in grade and other geological problems;

•	unusual or unexpected rock formations;

•	failure to reach commercial production or producing at rates lower than those targeted;

•	decline in demand for our common stock;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	investor perception of our industry, our Company or the Solidaridad Concessions; and/or

•	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market price of securities has been highly volatile. These fluctuations are often unrelated to asset value and may have a material adverse effect on the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

LIMITED TRADING MARKET FOR OUR COMMON STOCK AND PRICE FLUCTUATIONS

There is currently a limited market for our common stock and we can provide no assurance to investors that a more robust market will develop. If a market for our common stock does not develop, our shareholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment. Our stock is thinly traded and is therefore subject to significant fluctuations if the amount of trading increases significantly for a short period of time. Even one large trade could materially affect the price of the stock even though the status of the Company remains unchanged.

The trading price of our common stock may be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including, without limitation, public announcements regarding our Company, purchases or sales by existing stockholders, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts. These fluctuations may have a material adverse effect on the trading price of our common stock.

In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management’s attention and resources.

THE VALUE OF OUR COMMON STOCK IS PARTIALLY RELATED TO THE VALUE OF OUR MINERALIZED MATERIAL

The value of our common stock may relate directly and/or indirectly to the value of the mineralized material contained in the Solidaridad Property and fluctuations in the price of any such mineralized material could have a material adverse effect on the value of any investment in our common stock.

Several factors may affect the prices for mineralized material, including, without limitation:

•	global supply and demand;

•	global or regional political, economic or financial events and situations;

•	investors’ expectations with respect to the rate of inflation;

•	currency exchange rates;

•	interest rates; and/or

•	investment and trading activities of hedge funds and commodity funds.

In addition, investors should be aware that there is no assurance that our mineralized material will maintain a constant price or have long term value. In the event the price of our mineralized material declines, the value of an investment in our common stock may also decline.

REPORTING OUR INVESTMENTS IN MINERAL PROPERTIES AS AN EXPENSE MAY HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE

Since we have no proven or probable reserves, our investment in the Solidaridad Property is not reported as an asset in our financial statements which may have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and intend to report substantially all exploration and drilling expenditures as expenses until we are able to establish proven or probable reserves. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

NO DIVIDENDS

We have never paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Payment of dividends on securities is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors. We have no plan to declare any cash dividends in the foreseeable future.

It is anticipated that earnings, if any, which may be generated from future operations will be used to finance the continued operations of the Company. Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of the Company’s securities.

FUTURE ISSUANCES OF SECURITIES COULD DILUTE EXISTING SHAREHOLDERS

Issuances of our stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. Future issuances of common and preferred stock will dilute the holdings of our existing stockholders and may reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Description of Our Concessions

Mineral rights in Mexico belong to the Mexican government and are administered pursuant to Article 27 of the Mexican Constitution. Mining concessions may be granted to Mexican citizens or companies incorporated under Mexican law and grant the holder the right to explore and exploit all minerals found in the ground. The table below reflects certain information about the mining concessions we currently hold through our Mexican Subsidiary. These concessions are registered with the Public Registry of Mining in Mexico City. The Solidaridad Property to which the following concessions relate is in the exploration stage and has no proven or probable reserves.

Name of Concession	Title Number	Hectares	Date Acquired	Expiration Date

Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053

Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053

Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053

Solidaridad II, Fraction B	220505	.0072	August 14, 2003	August 13, 2053

Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054

Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053

Solidaridad V (also known as Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054

La Sabila	227272	11,405.0000	June 2, 2006	June 1, 2056

The above group of concessions are collectively referred to as the “Solidaridad Concessions.” Our concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. The Company has confirmed the Solidaridad Concessions are in full force and effect as of the date of this Annual Report.

Location and Access

The Company’s mining concessions, or mineral rights related to specific parcels of property, are located in southern Michoacán, which is in the southwestern portion of Mexico. Local and regional geologic evidence strongly suggests the possibility that the concessions owned by the Company are located within a mineral rich area of the state. Approximately 30 miles to the southwest of the Solidaridad Property is a mine from which copper has been produced for over 100 years. The owners of that mine have continued exploration, which resulted in the discovery of another mineral deposit separate from the 100 year old working mine. According to information we have obtained, the ore produced at that mine has similar characteristics to the mineralized material we have found from the exploration we have conducted to date on the Solidaridad Property. In the northern part of the Solidaridad Property are two abandoned mines and a few small hand worked mines. To the south of and within the Solidaridad Property exist two additional abandoned mines, all of which will require routine but formal investigation.

The Solidaridad Property is accessible by a paved road from the city of Morelia, the capital of Michoacán, and the claim sites are accessible by a gravel road from the village of Paso de Nunez. The Solidaridad Property is part of the Sierra Madre mountain range, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is currently being provided to us by our contractors through generators.

Mining concessions do not automatically grant the holder the right to enter or use the surface land of the property where such mining concessions are located. In order to access the surface land, the holder must obtain permission from the surface owner. We currently have secured access rights to the portion of the Solidaridad Property where our concessions Solidaridad I, Solidaridad III, and Solidaridad V are located by way of a written agreement entered into by and between our Mexican Subsidiary and the owners of the portion of the Solidaridad Property where these concessions are located. This agreement requires us to pay an annual rent to the landowner. We are in the process of securing, but have not yet secured, access rights to other portions of the Solidaridad Property, which we plan to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If we are ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect our ability to explore for, or exploit, mineralized material from those areas.

All or portion of the Solidaridad Property where concessions Solidaridad II, Solidaridad III, Solidaridad IV, Solidaridad V and La Sabila are located are Ejido lands. Ejidos are groups of local inhabitants who are granted rights by the Mexican government to conduct agricultural activities on the surface of the property. Our ability to exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. We must negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to conduct such agricultural activities. Amendments to Article 27 of the Mexican Constitution in 1994 allow the Ejido to enter into commercial ventures with individuals or entities. However, we currently do not have an agreement with the local Ejidos allowing us to explore for, or exploit, the mineralized material in the property where these concessions are located. We plan to negotiate such arrangements at such time as we make a decision to begin exploitation of those areas.

Mexican law recognizes mining as a land use generally superior to agricultural. However, the law also recognizes the rights of the Ejido to compensation in the event mining activities interrupt or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as would be negotiated between the Ejidos and the Company. If the parties are unable to reach agreement on the amount of the compensation, the decision will be referred to the Mexican government. If we are ultimately unable to successfully negotiate such an arrangement or, if we are successful in negotiating such an arrangement but are ultimately unable to maintain such agreement, it may impair or impede our ability to successfully exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located.

Prior Exploration Activities

The property was discovered in 1995 by La Esperanza de Oro, SA de CV. (“La Esperanza”) after a favorable report by their geologist. Exploration on the property was conducted by La Esperanza in 1996 and M.I.M. Holdings (now Xstrata) in 1997 – 1998. Geochemical soil surveys by La Esperanza showed anomalous ore grade readings for gold, silver and copper. The anomalies extended out several thousand feet both north and south of the workings. M.I.M. Holdings also identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation drill holes. The drilling indicated gold-copper-silver mineralization. Based on M.I.M.’s estimates, the largest zone, the Main Zone proved 3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper to a depth of 150 meters. Two other areas of mineralization identified by M.I.M. include the North Zone, which lies 300 meters north of the Main Zone, and Cuendao, which lies 2 kilometers to the south. Little is known of the sampling methods made by La Esperanza or M.I.M. Holdings. We have not substantiated their findings and do not currently have the funding to do so.

Present Condition of Our Property

Our plan of exploration consists of continued definition and exploratory drilling of the Solidaridad Property. To date, we have completed fourteen drill holes with plans to continue drilling through 2009, assuming we can obtain sufficient funding. Out of the fourteen drill holes, ten holes have shown mineralized zones while four have not shown significant results. As part of our core drilling program approximately 4,000 meters of core samples were produced. The core samples are sent to our core laboratory in Morelia where the samples are logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to Chris Christopherson Laboratory, an independent umpire assayer located in Kellogg, Idaho. Applied Minerals, Inc. supervises the chain of custody of all core samples shipped to Chris Christopherson Laboratory for analytical assays. The information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff and the data is entered into a computer modeling program so that analyses can be made by our staff.

The Company has partially built a camp facility which, when completed, we expect to provide on-site lodging for drill crews and our staff. The camp facility is not yet functional due to lack of funding. If the Company can raise sufficient funds, of which there can be no assurance, we expect to complete the camp facility.

A heavy rainfall washed out access roads to the claim sites and created water drainage problems, therefore we made road improvements to allow access to the sites. Limited road improvements to address the water drainage problems included creating some concrete drainage ditches and water sumps.

Depending on the amount of funding we are able to raise in the future, we have considered a more comprehensive plan for development of the Solidaridad Property. Assuming the amount of future investments is sufficient to allow us to engage in an exploration and drilling program that is designed to increase our understanding of any mineralized material located in the Solidaridad Property, we plan to engage an industry recognized mining and geological consulting firm to assist us in our strategic planning and development as well as our operations.

We believe a consulting firm can further authenticate the work we have done to date with our exploration and drilling program as well as assist us in formulating a two year exploration and drilling program that we believe will culminate in a Feasibility A and then a Feasibility B study provided funding is available to us and our initial results as supported by the studies. We will not be able to engage a consultant or execute additional exploration activities unless we are able to raise additional funding.

We believe that investing capital in an exploration and drilling program that has been designed with the assistance of a mining consultant well known to the industry would move the Company well toward its goal of determining to a much higher degree of certainty its mineralized material over a two year period.

While continuing our exploratory drilling aimed at increasing our estimate of mineralized material, we also plan to implement a small exploitation program provided we can raise sufficient funds to do so. This would require approximately $15 million. We believe a more comprehensive understanding of the estimated mineralized material on the property and a Feasibility B Study would allow the Company more options as we look to monetize the value of the mineralized materials. These options may include, but are not limited to, entering into a joint venture with an operating company, permitting an operating company to undertake exploration work at the Solidaridad Property, seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets. Of course there can be no guarantee that we will be able to raise sufficient capital to execute our current business plan or remain in business, or that if we do obtain sufficient funding, that our estimates of mineralized material will increase or that circumstances or market conditions will be sufficient to allow us to benefit from any of these options.

Geology and Mineralization

The Solidaridad Property is located within the geographic region of southern Michoacán referred to as Tierra Caliente and south of the Trans-Mexican Volcanic Belt. This geographic region is characterized by rugged volcanic mountain terrain.

Our drilling program has identified a sedimentary sequence consisting of phyllites and schists on the surface. The sedimentary sequence is believed to be Cretaceous/Tertiary in age. Below the metasediments are black shales and mudstones with interbedded volcanic dikes and sills. The entire sequence is dipping approximately 50 degrees. The property is heavily faulted. Quartz sulfide veins also exist, frequently concordant with the sedimentary units and are enriched in sulfide mineralization consisting mainly of pyrite and chalcopyrite in varying proportions. Galena and sphalerite occur infrequently. Gold appears to be more closely associated with the pyrite while the silver is associated with the chalcopyrite. Gold, silver and copper have been identified in assays samples; however, no petrographic or mineralogic study of the ore has been completed to date.

The Company has commissioned and received a National Instrument 43-101 Compliant Technical Report (the “43-101 Report”) from Applied Minerals, Inc., an independent consultant, which discloses certain technical information about the Company’s mineral projects as well as estimates of the mineralized material located on the Solidaridad Property. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling program.

Office Facilities

In July 2009, we relocated our headquarters from Sanford, Florida to Lake Mary, Florida. We currently have a one year lease which, if not renewed, will expire in July 2010.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2011 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

The Company also had a three year lease for a house in Michoacán, Mexico which was set to expire April 1, 2010. On August 31, 2009, the Company cancelled this lease for a penalty of 16,000 Mexican Pesos (approximately US $1,200). The Company entered into a one year lease for a different house in Michoacán, Mexico which expires on August 1, 2010 and calls for monthly rent of 16,000 Mexican Pesos (approximately US $1,200).

The warehouse in Morelia houses the core sample laboratory, provides a core sample storage area and temporary offices. In addition, we anticipated completion of a metallurgical and chemistry laboratory on the Solidaridad Property with operations to begin in 2009. However, due to lack of funding this has not occurred. The Company has suspended any construction efforts until such time as it receives sufficient funding to move forward. If the Company can raise sufficient funds, of which there can be no assurance, we expect that this laboratory could be functional in early 2010. If and when the laboratory becomes functional, we currently plan to use it to assist the technical staff in all necessary real time testing and evaluations of mineralization during the exploration and drilling stages as well as in developing the Feasibility A and B reports at the end of the two year exploration and drilling program discussed above. Otherwise, we will continue to have the metallurgical testing conducted by outside laboratories.

Glossary

Core Samples	Roughly cylindrical pieces of subsurface material removed by a drill and brought to the surface for examination.

Development	The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

Dike

A vertical or near vertical tabular body of igneous rock that cross cuts across the existing country rock. Dikes form when magma rises into an existing fracture, or creates a new crack by forcing its way through existing rock, and then solidifies.

Drilling

The process of boring a hole in the rock to obtain a sample for determination of metal content. “Reverse Circulation Drilling” involves chips of rock being forced back through the center of the drill pipe using air or water.

Ejido	Are agrarian cooperative lands granted by the Mexican federal government to local inhabitants to conduct agricultural activities on the property pursuant to Article 27 of the Mexican Constitution.

Exploration

The search for mineral deposits using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means used to detect and perform initial evaluations of mineral deposits.

Hectare	A metric unit of measurement for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters or 2.47 acres.

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

Metallurgy Testing	The testing of metals and their physical and chemical properties in bulk.

Mineralized Material	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Mudstone	Fine grained sedimentary rock whose original constituents were clays or muds.

Ore

A natural mineral compound of elements of which one at least is a metal (e.g. copper, lead, molybdenum, zinc, gold). The term is applied more loosely to all metalliferous rock and occasionally to compounds of nonmetallic substances and industrial minerals such as sulphur ore. In economic terms, an ore is a mineral of sufficient value as to quality and quantity that it may be mined at a profit.

Phyllite

A type of foliated metamorphic rock primarily composed of quartz, sericite mica, and chlorite. The rock represents a gradation in the degree of metamorphism between slate and mica schist. Minute crystals of graphite, sericite, or chlorite impart a silky, sometimes golden sheen to the surfaces of cleavage (or schistosity). Phylite is formed from the continued metamorphism of slate.

Production	The process following development whereby mineral deposits are exploited from the ground, and as required, the subsequent processing into products.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

(1) Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content or reserves are well-established.

(2) Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used from proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Schists

A group of medium-grade metamorphic rocks, chiefly notable for the predominance of lamellar minerals such as micas, chlorite, talc, hornblende, graphite, and others. Quartz often occurs in drawn-out grains to such an extent that a particular form called quartz schist is produced. By definition, schist contains more than 50% platy and elongated minerals, often finely interleaved with quartz and feldspar. Schist is often garnetiferous.

Shale	Fine grained sedimentary rock whose original constituents were clay minerals or muds. Black Shales are dark, as a result of being especially rich in unoxidized carbon.

Sills	A tabular body of intrusive igneous rock, parallel to the layering of the rocks into which it intrudes.

Tierra Caliente	Used in Latin America to refer to those places within that realm which have a distinctly tropical climate. The Tierra Caliente forms at Sea Level to about 2,500 ft.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “USPR”. Prior to January 14, 2006, our common stock was not publicly traded. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTCBB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High ($)	Low ($)

Fiscal year ended May 31, 2008:
First Quarter	$0.60	$0.13
Second Quarter	$0.31	$0.14
Third Quarter	$1.10	$0.16
Fourth Quarter	$1.31	$0.36

Fiscal year ended May 31, 2009:
First Quarter	$1.01	$0.38
Second Quarter	$0.75	$0.21
Third Quarter	$0.43	$0.16
Fourth Quarter	$0.34	$0.18

On September 10, 2009, the high and low sales price of our common stock on the OTCBB were $0.28 and $0.24 per share, respectively.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish the customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgement of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Interwest Transfer Company, Inc. (“Interwest”) as the transfer agent for our common stock. The principal office of Interwest is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 and its telephone number is (801) 272-9294.

Holders

As of May 31, 2009, there were approximately 335 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name.”

Warrants Outstanding

As of May 31, 2009, there were warrants to purchase 400,000 shares of common stock outstanding. Warrants to purchase all 400,000 shares of common stock are exercisable at $1.00 per share and expire at various dates through July 30, 2009. If all of these warrants are exercised before they expire, the Company will receive gross proceeds of $400,000. However, we have no control of whether the warrants will be exercised by the holders of the warrants. The exercise of the warrants is completely dependent upon the actions of a third party who may be influenced by many factors including, without limitation, the trading price of our common stock and the exercise price of the warrant. If we are not able to obtain additional funding, we will not be able to continue our drilling program or execute our current plan of operation. To the extent that warrants are exercised, the outstanding shares will be diluted in terms of percentage of ownership and per share cost basis.

Rule 144 Shares

As of May 31, 2009, we had 50,793,499 shares of common stock outstanding, 31,495,499 of which are freely tradable. Of the remaining shares, 14,647,205 are immediately eligible for resale to the public under Rule 144 of the Securities Act. Each of the final 4,650,795 shares will become eligible for public resale after the expiration of the six-month holding period to which such share is subject. As of May 31, 2009, persons who are our affiliates (officers, directors and/or shareholders owning 10% or more of our outstanding common stock) hold 2,300,795 of the shares that will be eligible for Rule 144 sales after the expiration of the six-month holding period to which such shares are subject.

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

Dividends

There are no restrictions in our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws that restrict us from declaring dividends except for restrictions imposed by law. The General Corporation Law of the State of Delaware, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid cash dividends on our common stock and do not currently intend to declare a cash dividend on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended May 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	6,000,000	$0.44	14,000,000

Equity compensation plans not approved by security holders	—	—	—

(1) In December 2007, the Company’s Board of Directors approved the 2007 Stock Option Plan (the “Plan”) and in August 2008, the shareholders of the Company approved the Plan. Under the Plan, options to purchase up to 20,000,000 shares of the Company’s common stock may be issued to officers, directors, key employees and consultants. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date. The value of the option grants of $2,770,000 was charged to expense during August 2008. As of April 16, 2009, grants of options to purchase 3,000,000 shares of common stock were terminated under the terms of the Plan.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended May 31, 2009, the Company received $185,000 from the exercise of warrants to purchase 740,000 shares of common stock.

During the fiscal year ended May 31, 2009, the Company sold 800,000 units to accredited investors in private sales for gross proceeds of $400,000. Each unit consists of one share of common stock and one half of a warrant (or an aggregate of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock). Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00 per share.

We also issued 1,800,000 shares of common stock for no cash consideration to directors and employees of the Company as compensation for services during the fiscal year ended May 31, 2009. We recorded an expense of $996,150 for these services.

During the fiscal year ended May 31, 2009, the Company sold $730,000 in Convertible Promissory Notes (the “Notes”) to various accredited investors pursuant to a private offering.

The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after June 30, 2009 and on or before the maturity date, into shares of Common Stock at a conversion price of $0.30 per share; provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Note bears simple, annual interest at 16%. The maturity date of the Note is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”).

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition and results of operations.

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 acres of land (the “Solidaridad Property”). See “Item 2. Properties” for more information about our mining concessions. Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2010, most of our investment in mining properties do not appear as an asset on our balance sheet.

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. We estimate that to begin producing 50 tons per day, we will need approximately $15 million. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,335,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $350,000 for salaries, outsourced labor and consulting services, $600,000 for professional services, including work undertaken by the independent accountant and legal fees, $50,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain our mining rights, $105,000 for taxes and insurance, $80,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work on the Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of the Company or its assets.

We do not intend to hire any additional employees at this time. All of the work related to our business will be conducted by our current employees and independent contractors. To the extent we receive funding, this is likely to change.

All of the Company’s plans are predicated on the Company’s ability to raise sufficient capital to implement and complete such plan, which we cannot assure you will occur in a timely manner, on terms acceptable to the Company, or at all. As of May 31, 2009, we had warrants to purchase 400,000 shares of common stock outstanding, the exercise of which would provide us with $400,000 in gross proceeds. However, we have no control of whether the warrants will be exercised by the holders of the warrants. The exercise of the warrants is completely dependent upon the actions of a third party that may be influenced by many factors including, without limitation, the trading price of our common stock and the exercise price of the warrant. If we are not able to obtain additional funding, we will not be able to continue our drilling program or execute a small exploitation program.

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

To date, we have raised capital through the sale of shares of our common stock and sales of Convertible Promissory Notes. For the fiscal year ended May 31, 2009, we sold common stock with an aggregate purchase price of $400,000 in outright stock purchases, $185,000 in warrant exercises, and $730,000 in Convertible Promissory Note sales. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional Convertible Promissory Notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal year ended May 31, 2008, we had total assets of $897,681 consisting of cash in the amount of $623,017 and various other assets of $274,664.

As of the fiscal year ended May 31, 2009, we had total assets of $331,580 consisting of cash in the amount of $21,081 and other various assets totaling $310,499.

Results of Operations – Year Ended May 31, 2009 Compared to Year Ended May 31, 2008.

Financial Information from Comparative Years

We did not earn any revenues and have had only losses since our inception, including during the years ending May 31, 2009 and 2008. We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. We are prepared to begin a small exploitation program in fiscal year 2010 provided we obtain sufficient funding to do so but cannot guarantee that we will receive the necessary funding to do or if we do receive sufficient funding, that we will be successful in such exploitation operations. Although the exploration drilling program has been ongoing and the limited results we have obtained to date have been positive, we can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

We incurred operating expenses in the amount of $5,038,318 during the year ended May 31, 2008, $4,128,516 of which were non-cash expenses related to stock grants, depreciation and bad debt write off and $6,935,824 during the year ended May 31, 2009, $3,837,021 of which were non-cash expenses related to stock grants, depreciation and accrued interest.

The major expenses driving the increase between fiscal years 2009 and 2008 are geology fees, increasing from $203,522 in 2008 to $457,293 in 2009, professional fees for legal, accounting, translations, and other expenses from $84,177 in 2008 to $1,207,789 in 2009, directors and officers compensation from $2,552,500 in 2008 to $3,890,812 in 2009 and other expenses such as office, maintenance, insurance, and travel increasing from an aggregate $676,092 in 2008 to $1,192,449 in 2009. There was a decrease in consulting fees from $1,522,027 in 2008 to $187,481 in 2009. Consulting fees were primarily for services rendered to the Company for legal, assaying, permits and the like incurred at the beginning of fiscal 2008 when the Company engaged in the exploration campaign.

In short, the overall results of operations for both fiscal 2009 and 2008 shows an aggregate increase of $1,897,506 due mainly to the increased exploration work in our Mexican operation.

We have not achieved profitability and since our business plan does not include activities that will produce revenues until we obtain sufficient funding to commence its proposed exploitation program, we do not anticipate achieving profitability in the foreseeable future. This means we are completely dependent upon obtaining additional financing to pursue our exploration activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Account Policies and Estimates

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company’s financial statements, that the following disclosures are critical accounting policies.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before the mineralized material is classified as proven and probable reserves are expensed and classified as mine development costs.

Revenue Recognition Policy

Revenue will be recognized when the price is determinable, upon delivery and transfer of title to the customer and when there is a reasonable assurance of collection of the sales proceeds. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 7A.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. and subsidiary (an exploration stage company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, at May 31, 2009, the Company has no established source of revenues, a working capital deficit of $1,304,267 and has accumulated losses of $13,927,261 since inception. These conditions raise doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/	MHM Mahoney Cohen CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
September 15, 2009

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2009	May 31, 2008

ASSETS
Current Assets:
Cash	$21,081	$623,017
Miscellaneous receivables	350	8,353
Prepaid expenses	23,696	22,153

Total current assets	45,127	653,523

Property and equipment:
Vehicles	41,877	39,429
Machinery and equipment	92,127	84,199

Total property and equipment	134,004	123,628
Less: accumulated depreciation	(37,784)	(19,380)

Net property and equipment	96,220	104,248

Other Assets:
Investment in mining rights	184,319	82,730
Deposits	5,914	57,180

Total other assets	190,233	139,910

Total Assets	$331,580	$897,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,171,481	$13,490
Accrued expenses	36,927	57,282
Accrued compensation	140,986	13,527

Total current liabilities	1,349,394	84,299

Other Liabilities:
Convertible notes payable	764,317	—

Total other liabilities	764,317	—

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficiency)
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; Issued and outstanding 50,793,499 and 47,415,499 shares, respectively	508	474
Additional paid in capital	12,144,622	7,775,358
Deficit accumulated during exploration stage	(13,927,261)	(6,962,450)

Total stockholders’ equity (deficiency)	(1,782,131)	813,382

Total Liabilities and Stockholders’ Equity (Deficiency)	$331,580	$897,681

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage)
	2009	2008	to May 31, 2009

Revenues	$—	$—	$—

Expenses	6,935,824	5,038,318	13,909,640

Operating Loss	(6,935,824)	(5,038,318)	(13,909,640)

Other Income (Expense):
Interest income	5,608	9,869	17,960
Interest expense	(34,595)	—	(35,581)

Loss accumulated during exploration stage	$(6,964,811)	$(5,028,449)	$(13,927,261)

Net Loss per Share
Basic and Diluted	$(0.14)	$(0.14)

Weighted Average Number of Shares Outstanding -Basic and Diluted	49,017,308	36,625,340

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During
	Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2001	$—	$—	$—	$—	$—
Shares issued to incorporator	1,961,184	19	19	—	—

Balance, May 31, 2002	1,961,184	19	19	—	—

Sales of common stock	5,000,000	50	124,950		125,000
Shares issued for services	13,100,000	131	133,869		134,000
Shares issued in exchange for mining rights	1,500,000	15	14,985		15,000
Net loss for the period				(215,924)	(215,924)

Balance, May 31, 2003	21,561,184	215	273,785	(215,924)	58,076

Sales of common stock	1,880,000	19	229,981		230,000
Shares issued for services	2,910,000	29	88,721		88,750
Retirement of shares issued in prior year for which no consideration was received	(400,000)	(4)	4		—
Net loss for the period				(313,127)	(313,127)

Balance, May 31, 2004	25,951,184	259	592,491	(529,051)	63,699

Sales of common stock	860,000	9	177,491		177,500
Shares issued for services	100,000	1	24,999		25,000
Issuance of stock paid in prior year	80,000	1	19,999		20,000
Retirement of stock due to settlement agreement	(175,166)	(2)	2		—
Net loss for the period				(226,093)	(226,093)

Balance, May 31, 2005 (carried forward)	26,816,018	$268	$814,982	$(755,144)	$60,106

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Concluded)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During
	Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2005 (Carried forward)	26,816,018	$268	$814,982	$(755,144)	$60,106

Sales of common stock	4,332,500	43	1,122,457		1,122,500
Shares issued for services	233,961	3	96,252		96,255
Exercise of warrants	10,000		2,500		2,500
Net loss for the period				(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	314	2,036,191	(1,035,158)	1,001,347

Shares issued for services	905,355	9	232,618		232,627
Retirement shares issued in prior year for which no consideration was received	(452,835)	(5)	5		—
Issuance of stock paid in prior year	267,500	3	(3)		—
Net loss for the period				(898,843)	(898,843)

Balance, May 31, 2007	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	10,175,000	102	1,417,398		1,417,500
Shares issued for services	4,808,000	48	4,009,152		4,009,200
Exercise of warrants	320,000	3	79,997		80,000
Net loss for the period				(5,028,449)	(5,028,449)

Balance, May 31, 2008	47,415,499	474	7,775,358	(6,962,450)	813,382

Sales of common stock	800,000	8	399,992		400,000
Shares issued for services	1,838,000	19	1,014,281		1,014,300
Exercise of warrants	740,000	7	184,991		184,998
Share based compensation			2,770,000		2,770,000
Net loss for the period				(6,964,811)	(6,964,811)

Balance, May 31, 2009	50,793,499	$508	$12,144,622	$(13,927,261)	$(1,782,131)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage)
	2009	2008	to May 31, 2009

Operating Activities:

Net Loss	$(6,964,811)	$(5,028,449)	$(13,927,261)

Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation	18,404	10,057	37,784
Common stock issued for services	1,014,300	4,009,200	5,600,133
Share based compensation	2,770,000	—	2,770,000
Bad debt expense	—	109,259	109,259
Accrued interest on convertible notes	34,317	—	34,317
Changes in operating assets and liabilities:
Miscellaneous receivables	8,003	(11,337)	(3,335)
Prepaid expenses	(1,543)	(22,153)	(23,696)
Deposits	51,266	(57,180)	(5,914)
Accounts payable	1,157,991	4,050	1,171,481
Accrued expenses	107,104	52,116	177,913

Net Cash Used in Operating Activities	(1,804,969)	(934,437)	(4,059,319)

Investing Activities:
Investment in mining rights	(101,589)	(19,132)	(169,319)
Loan to affiliated company	—	(106,275)	(361,275)
Repayment of loan by the affiliated company	—	—	253,000
Acquisition of equipment	(10,376)	(92,556)	(134,004)

Net Cash Used in Investing Activities	(111,965)	(217,963)	(411,598)

Financing Activities:
Proceeds from sales of common stock	400,000	1,417,500	3,492,500
Proceeds from exercises of warrants	184,998	80,000	267,498
Proceeds from convertible notes	730,000	—	730,000
Loan from affiliated company	—	—	70,000
Repayment of loan to the affiliated company	—	—	(68,000)

Cash Provided by Financing Activities	1,314,998	1,497,500	4,491,998

Net increase (decrease) in cash	(601,936)	345,100	21,081
Cash, beginning of period	623,017	277,917	—

Cash, end of period	$21,081	$623,017	$21,081

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

1.	ORGANIZATION AND BUSINESS

Organization of Company

U.S. Precious Metals, Inc. (the “Company”) was incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. (“American International”). On May 9, 2002, the board of directors of American International declared a dividend, in the form of our common stock to be issued to its shareholders of record on such date. On the record date of such dividend, American International had 274 shareholders of record. The ratio of common stock of the Company received by each American International shareholder was one share of Company common stock for each 10 shares of American International common stock held by such record owner. On or about June 10, 2004, a total of 1,961,184 shares of common stock were issued to the shareholders of record of American International on the record date. These shares represented all of the issued and outstanding capital stock of the Company on such date. American International did not retain any shares of our common stock.

In March 2002, the Company entered into an oral arrangement with the owners of a mining property located in Mexico known as the Solidaridad mining claims. At the time, little geological information was known to American International about the property other than information collected by local residents. Based upon available information, the board of directors of American International determined that they were more interested in identifying mineral properties in the United States that had proven or probable resources, and were not interested in properties outside the United States requiring significant exploration work. Consequently, the board of directors of American International determined to separate the two companies by declaring the stock dividend discussed above so that each company could focus exclusively on its respective business.

On March 5, 2003, the Company formed a subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation (the “Mexican Subsidiary”). Virtually all of our activities take place in Mexico through our Mexican Subsidiary.

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “USPR” on January 15, 2006.

Business

The Company has acquired exploration and exploitation concessions to approximately 37,000 acres of land in Michoacán, Mexico. The table below reflects certain information about the mining concessions the Company currently holds through its Mexican Subsidiary:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

Name of Concession	Title Number	Hectares	Date Acquired	Expiration Date

Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053

Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053

Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053

Solidaridad II, Fraction B	220505	.0072	August 14, 2003	August 13, 2053

Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054

Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053

Solidaridad V (also known as Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054

La Sabila	227272	11,405.0000	June 2, 2006	June 1, 2056

The above group of concessions are collectively referred to as the “Solidaridad Concessions.” The Company’s concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work, on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.

Mining concessions do not automatically grant the holder the right to enter or use the surface land of the property where such mining concessions are located. In order to access the surface land, the holder must obtain permission from the surface owner. The Company currently has secured access rights to the portion of the Solidaridad Property where its concessions Solidaridad I, Solidaridad III, and Solidaridad V are located by way of a written agreement entered into by and between its Mexican Subsidiary and the owners of the portion of the Solidaridad Property where these concessions are located. This agreement requires the Company to pay an annual rent to the landowner. The Company is in the process of securing, but has not yet secured, access rights to the other portions of the Solidaridad Property, which it plans to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to explore for, or exploit, mineralized material from those areas.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $1,304,267, accumulated losses of $13,927,261 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to May 31, 2009, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue had been realized through May 31, 2009. The Company has incurred cash and non-cash losses to May 31, 2009 of $13,927,261.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its Mexican Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight line basis, based on the useful or productive lives of assets, ranging from three years for computer equipment to seven years for machinery and equipment.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

Investments in Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins.

Fair Value of Financial Instruments

The Company estimates the carrying value of financial instruments, which include cash, miscellaneous receivables and accounts payable, approximates the fair value at the balance sheet date due to their short-term maturity. The fair value of the Company’s convertible notes payable, which bear interest at 16%, approximate their cost due to their relatively short term nature.

Revenue Recognition

Revenue will be recognized when the price is determinable, upon deliver and transfer of title to the customer and when there is a reasonable assurance of collection of the sales proceeds. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization material is classified as proven and probable reserves are expensed as mine development costs. At the point the Company reaches its operating stage, such costs will be capitalized and will be written off as depletion expense as the mineralized material is mined.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

As of May 31, 2009, none of the Company’s mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that expected to be realized. As of May 31, 2009 and 2008, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets (see Note 8).

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109” (“FIN 48”) which the Company adopted on June 1, 2007, the Company classifies interest and penalties within operating expenses on the consolidated financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. To date, the Company has not yet had any returns reviewed by the Internal Revenue Service, the returns since fiscal 2006 are still subject to review.

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. There has been no spending thus far on advertising.

Share Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires the equity instrument to be measured at the fair value of the goods or services provided and expensed over the related service period. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued. The following assumptions were used in the Black Scholes option pricing model to determine the share based employee compensation expense relating to stock options granted during the year ended May 31, 2009: risk-free interest rate 2.68-3.39%, expected life of the options of 5 years, expected volatility of 134-141%, expected dividend yield of 0%.

Net Loss per Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. Under the provisions of SFAS No. 128, basic and diluted net loss per common share are computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At May 31, 2009, there were warrants outstanding to purchase 400,000 shares of common stock and options to purchase 6,000,000 shares of common stock. At May 31, 2008, there were warrants outstanding to purchase 4,767,500 shares of common stock. The share equivalents of these were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive because the Company incurred a loss from operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

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

Segment Reporting

Management treats the operations of the Company as one segment.

Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. To date, the Company has not had any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Impairment

The Company performs a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. To date, the Company has not recorded any impairment charges.

Supplementary Cash Flows Information

There was no cash paid for income taxes during any of the periods presented. During the year ended May 31, 2009, the Company paid $278 for interest. There was no interest paid during the year ended May 31, 2008.

During the year ended May 31, 2009, the Company issued 1,838,000 shares of common stock for services of which 1,800,000 were issued to officers and directors and 38,000 were issued to consultants, these shares were valued at $1,014,300.

During the year ended May 31, 2008, the Company issued 4,808,000 shares of common stock for services of which 3,210,000 were issued to officers and directors and 1,598,000 were issued to consultants, these shares were valued at $4,009,200.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on June 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements at and for the fiscal year ended May 31, 2009. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective June 1, 2009, will have a material impact on their consolidated financial statements.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company will adopt FSP 107-1 effective June 1, 2009 which will require additional disclosure in its quarterly consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 effective June 1, 2009 which will require additional disclosure in its quarterly consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the ASC to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements as well as the January 21, 1998 (Date of Inception of Exploration Stage) to May 31, 2009 financial statements to conform to the 2009 presentation.

3.	CONVERTIBLE NOTES PAYABLE

During the year ending May 31, 2009, the Company issued $730,000 in convertible promissory notes (the “Notes”) bearing simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

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

The Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010. Interest expense of $34,317 has been accrued as of May 31, 2009 and included with the Notes and is payable upon maturity.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

4.	STOCKHOLDER RIGHTS PLAN

In December 2005, the Company’s Board of Directors implemented a stockholder rights plan by issuing preferred stock to certain board members that would be convertible into common stock at ten common shares for one preferred share if a possible takeover occurred. A Certificate of Designation setting forth the rights, preferences, and privileges of the preferred stock however was never filed with the Secretary of State of the State of Delaware. At a Board Meeting held in February 2009, the Board of Directors terminated this stockholder rights plan.

In March 2009, the Company’s Board of Directors adopted a new stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each share of the Company’s common stock, par value $0.00001 per share to stockholders of record as of April 10, 2009. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a newly designated Series A Preferred Stock at a purchase price of $10.00, subject to adjustment. The Rights expire on March 17, 2010, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the Rights will not be exercisable and will trade with the Company’s common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. Such person or group is referred to as an acquiring person. At such time as the Rights become exercisable, each holder of a Right (except Rights held by an acquiring person) shall thereafter have the right to receive, upon exercise, preferred stock or, at the Company’s option, shares of common stock having a value equal to two times the exercise price of the Right. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Company’s Board of Directors, the Rights Plan could make it more difficult for a third party to acquire the Company (or a significant percentage of the outstanding capital stock) without first negotiating with the Company’s Board of Directors regarding such acquisition.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

5.	COMMON STOCK

The Company is authorized to issue preferred and common stock. As of May 31, 2009, only common stock has been issued.

During the fiscal year ended May 31, 2009 the Company sold 800,000 units for gross proceeds of $400,000. Each unit consists of one share of common stock and one half of a warrant (or an aggregate of 800,000 shares of common stock and warrants to purchase 400,000 of common stock). Each whole warrant entitles the holder to purchase one share of common stock at the specified exercise price. All warrants issued in the fiscal year ended May 31, 2009 have a one year exercise term and have an exercise price of $1.00. During the fiscal year ended May 31, 2009, the Company also received proceeds of approximately $185,000 from the exercise of 1,060,000 warrants and issued 1,838,000 shares of common stock for services of which 1,800,000 were issued to officers and directors and 38,000 were issued to consultants, these shares were valued at $1,014,300.

During the fiscal year ended May 31, 2008, the Company sold 10,175,000 units for gross proceeds of $1,417,500. Each unit consists of one share of common stock and one half of a warrant (or an aggregate of 10,175,000 shares of common stock and warrants to purchase 5,087,500 of common stock). Each whole warrant entitled the holder to purchase one share of common stock at the specified exercise price. All warrants issued in the fiscal year ended May 31, 2008 had a one year exercise term and had exercise prices of $.25 or $1.00. During the fiscal year ended May 31, 2008, the Company also received proceeds of $80,000 from the exercise of 320,000 warrants and issued 4,808,000 shares of common stock for services of which 3,210,000 were issued to officers and directors and 1,598,000 were issued to consultants, these shares were valued at $4,009,200.

Changes in the outstanding warrants during the years ended May 31, 2009 and 2008 are detailed on the following schedule.

Balance, May 31, 2007	2,122,500

Warrants issued	5,087,500
Warrants expired	(2,122,500)
Warrants exercised	(320,000)

Balance, May 31, 2008	4,767,500

Warrants issued	400,000
Warrants expired	(4,027,500)
Warrants exercised	(740,000)

Balance, May 31, 2009	400,000

All warrants outstanding as of May 31, 2009 have an exercise price of $1.00 and will expire as of July 28, 2009.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

6.	STOCK OPTION PLAN

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

The following shows the activity of Company options during the year ended May 31, 2009:

	# of Options	Weighted-Average Exercise Price

Options outstanding May 31, 2008	—	—

Options granted	9,000,000	$0.36

Options cancelled	(3,000,000)	$0.21

Options issued and outstanding as of May 31, 2009	6,000,000	$0.44

As of May 31, 2009, the Company has the following outstanding stock options, all of which are exercisable:

Exercise Price	Shares	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price

$.21	4,000,000	4.6	$.21
$.90	2,000,000	4.6	$.90

	6,000,000	4.6	$.44

There we no options exercised during the year ended May 31, 2009. The total fair value of shares vested during the year ended May 31, 2009 was $2,770,000. At May 31, 2009, the aggregate intrinsic value of options outstanding and currently exercisable was approximately $80,000. As of May 31, 2009, there is no unrecognized compensation cost related to these options.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

7.	RELATED PARTY TRANSACTIONS

Loans to Affiliate

During the fiscal year ended May 31, 2008, the Company made two loans to a company controlled by individuals who own a substantial portion of the Company’s outstanding common stock, certain of whom also served on the board of directors of both the borrower and the Company at the time of the loan. The first loan was made on June 5, 2007, having an aggregate principal amount of $40,000 and the second loan was made on April 3, 2008, having an aggregate principal amount of approximately $65,000. The first loan had no established maturity and the second loan matured in April 2009. Both loans bore simple interest of 6% annually. As of fiscal year ended May 31, 2008, the Company’s management determined that the loans were uncollectible. Therefore, the principal amount of the loans and related accrued interest were written off. The Company’s management approved initiating collection efforts in fiscal year 2009 in an attempt to collect the full balance of these loans. The Company intends to continue with its collection efforts. No other loans have been made to affiliates during the years ended May 31, 2009 and 2008.

Common Stock Issued for Services

During the year ended May 31, 2008, the Company issued the following common stock to officers and directors for their services to the Company:

Last Name, First Name	Title / Position	NUMBER OF SHARES ISSUED	Value of Stock at Measurement Date

Baer, Sheldon	Director	500,000	$400,000
Burney, David	President	100,000	$77,500
Garcia, Jose	VP/Director	200,000	$160,000
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$375,000
Oliveras, Jesus	CFO	10,000	$8,000
Pane, Gerrano	Director	200,000	$160,000
Russell, Brian	Director	200,000	$160,000
Toscano, Peter	Officer and Director	750,000	$600,000
Wagenti, Jack	Director	750,000	$600,000

		3,210,000	$2,540,500

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

During the year ended May 31, 2009, the Company issued the following common stock to officers and directors for their services to the Company:

Last Name, First Name	Title / Position	NUMBER OF SHARES ISSUED	Value of Stock at Measurement Date

Astore, Robert	Director	250,000	$137,500
Baer, Sheldon	Director	250,000	$137,500
Burney, David	President	200,000	$110,000
Garcia, Jose	VP/Director	250,000	$137,500
Kugler, Michael Jack	CEO/Chairman of Board	250,000	$137,500
Oliveras, Jesus	CFO	100,000	$55,000
Pane, Gerrano	Director	250,000	$137,500
Russell, Brian	Director	250,000	$137,500
Toscano, Peter	Officer and Director	250,000	$137,500
Wagenti, Jack	Director	250,000	$137,500

		2,300,000	$1,265,000

Subsequent to the Board of Director’s action which approved issuing 250,000 shares of common stock to each of the board members in lieu of cash compensation, and prior to issuance, certain facts came to the attention of the Board that indicated certain of the board members had failed to provide the services to the Company for which those compensatory shares were approved. In light of those facts, the approval to issue those 500,000 compensatory shares to those board members were rescinded. The related expense of $275,000 for these services was reversed in the fourth quarter of fiscal year 2009.

During the year ended May 31, 2009, the Company’s Board of Directors also approved the granting of the following common stock to officers and directors for their services to the Company during the calendar year 2009:

Last Name, First Name	Title / Position	NUMBER OF SHARES ISSUED	Value of Stock at Measurement Date

Baer, Sheldon	Director	250,000	$57,500
Burney, David	President	250,000	$57,500
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$115,000
Oliveras, Jesus	CFO	250,000	$57,500
Pane, Gerrano	Director	250,000	$57,500
Russell, Brian	Director	250,000	$57,500

		1,750,000	$402,500

These shares will be issued in the first calendar quarter of 2010. During the year ended May 31, 2009, the Company has recorded approximately $130,000 of the total expense which is included in accrued compensation on the accompanying consolidated balance sheet at May 31, 2009. The Company uses historical data to estimate vesting provisions and employment termination within the common stock grants.

Cash Payments

During the year ended May 31, 2009, the Company paid approximately $72,000 to employees who were related to our officers and directors.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

8.	INCOME TAXES

The Company has experienced losses since inception. As of May 31, 2009, the Company has a federal net operating loss (NOL) of approximately $9,736,000 which will expire between fiscal 2023 and 2029. In addition, the Company’s Mexican Subsidiary has a NOL of approximately $327,000 which will expire between 2018 and 2019.

The Company’s deferred tax assets are as follows:

	May 31, 2009	May 31, 2008

NOL carry forwards	$3,689,482	$2,336,351
Share based compensation	941,800	—
Other	11,762	—

	4,463,044	2,336,351
Valuation allowance	(4,643,044)	(2,336,351)

Net deferred tax asset	$—	$—

At May 31, 2009 and 2008, the Company has established a full valuation allowance for the deferred tax assets that are more likely than not to be realized. During fiscal 2009, the valuation allowance increased by approximately $2,307,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

The Company’s reconciliation of the provision for income taxes from the statutory rate to the effective rate for the years ended May 31, 2009 and 2008 is as follows:

	2009	2008

Statutory U.S. federal tax rate	34.0%	34.0%

Mexican rate differential	(.9)	(.4)

Change in valuation allowance	(33.1)	(33.6)

Effective tax rate	0.0%	0.0%

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In December 2008, the Company’s office was relocated from Celebration, Florida to Sanford, Florida, where it operated out of the home of one of the Company’s officers, at no charge to the Company. In July 2009, the Company’s office was relocated from Sanford, Florida to Lake Mary, Florida. The lease for this office space expires on July 9, 2010 and calls for monthly rent of $249 per month.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2011 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

The Company also had a three year lease for a house in Michoacán, Mexico which was set to expire April 1, 2010. On August 31, 2009, the Company cancelled this lease for a penalty of 16,000 Mexican Pesos (approximately US $1,200). The Company entered into a one year lease for a different house in Michoacán, Mexico which expires on August 1, 2010 and calls for monthly rent of 16,000 Mexican Pesos (approximately US $1,200).

The Company’s future minimum lease payments are as follows (using the May 31, 2009 exchange rate of $13.1715):

Fiscal year ending:

2010	$42,674

2011	$18,774

$61,448

Rent expense charged to operations for the years ended May 31, 2009 and 2008 was approximately $83,000 and $40,000 respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

Employment Agreement

In May 2009, the Board of Director’s approved an annual base salary for the Company’s Chief Executive Officer and Chairman of the Board, of $250,000 for the fiscal year ending May 31, 2010. This salary will accrue until it becomes payable. It will be payable only if, when and to the extent the Company retains a minimum balance in its operating account of at least $1,000,000. If at any time the Company’s operating account does not contain $1,000,000, no payment will be made until the Company’s operating account again contains $1,000,000.

Contingencies

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

10.	SUBSEQUENT EVENTS

Subsequent to May 31, 2009, the Company sold an additional $330,000 in Convertible Promissory Notes to various accredited investors pursuant to a private offering with similar terms as those in Note 3.

All outstanding warrants expired on July 28, 2009. There are currently no outstanding warrants to purchase common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in an issuer’s reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act.

Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2009, our internal control over financial reporting was effective based on these criteria.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company sold an additional aggregate amount of $180,000 in Convertible Promissory Notes as of August 27, 2009 (collectively, the “Notes”) to four accredited investors pursuant to a private offering by the Company of up to $2,500,000 of Notes (the “Offering”), which Offering is not subject to any underwriting discounts or commissions.

The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after August 31, 2009 and on or before the maturity date, into shares of Company’s common stock (“Common Stock”) at a conversion price of $0.30 per share; provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable.

The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010.

If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s Common Stock at a conversion price of $0.30 per share.

The Company previously disclosed an inaccurate maturity date of the Notes sold pursuant to the Company’s private offerings of Notes of up to $2,500,000 and $500,000. The Company previously disclosed that the maturity date of the Notes was the earlier of: (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) the date that is 2 years after the date of issuance of the applicable Note.

The maturity date of the Notes should have been reported as: the earlier of: (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010.

The Company is relying on Rule 506 of Regulation D as the applicable exemption from the registration requirements of the Securities Act of 1933. The Offering is being made only to “accredited investors,” as such term is defined in Rule 501 of Regulation D.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The names, ages and positions of our directors and executive officers as of May 31, 2009 are listed below:

Name	Age	Positions/Offices

Michael Jack Kugler	69	Chief Executive Officer and Chairman of the Board
Jesus Oliveras	49	Chief Financial Officer, Secretary and Treasurer
David Burney	55	President only
Sheldon Baer	67	Director only
Gerrano Pane	42	Director only
Brian G. Russell	80	Director only

Unless a director resigns prior to completion of his term, each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is elected to serve at the pleasure of the Board of Directors and until his successor has been elected and qualified. There is no understanding or agreement under which the directors or executive officers hold office.

Identification of Certain other Significant Employees

None.

Family Relationships

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers or executive directors named above.

Business Experience

The following is a list of the Company’s current directors and executive officers setting forth their business experience. This information is based on information furnished to us by each individual noted. In addition, the issue of possible conflicts of interest in connection with the Company’s directors and executive officers is addressed below.

Michael Jack Kugler
Mr. Kugler was appointed Chief Executive Officer and Chairman of the Board of U.S. Precious Metals, Inc. on April 15, 2008 and May 22, 2008, respectively. Mr. Kugler previously served as Executive Vice President and Director of Mirror Image Internet Inc. from October 2000 until his recent departure, where he was responsible for managing both financial operations and investor relations for the company. Prior to joining Mirror Image Internet Inc., he was the Executive Vice President of the Government Securities Department at Daiwa Securities America Inc. beginning in 1992. From 1984 to 1992, he served as Executive Vice President and a Member of the Board of Directors at Drexel Burnham Lambert Inc. and Chairman of Drexel Burnham Lambert Government Securities Inc. From 1977 to 1984 Mr. Kugler was Chairman of the government securities division of Merrill Lynch. He also was with Salomon Brothers for 20 years beginning 1957 during a portion of which time he served as a General Partner in Fixed Income.

Mr. Kugler attended the Baruch School of Business at the City College of New York and received an Honorary Doctorate of Business Administration degree from Hawthorne College at Antrim, N.H. in 1980. He is a member of the Washington Quarterly Roundtable of the Center for Strategic and International Studies of Washington, D.C.

David W. Burney
Mr. Burney has been the President of U.S. Precious Metals, Inc. since December 2007. He was a consulting geologist to the Company from August 2007 to December 2007. Between January 2007 and August 2007, he was the Company’s Chief Operating Geologist. Mr. Burney holds a Master’s Degree in Geology, Ore Deposits Exploration, from New Mexico Institute of Mining and Technology. Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine’s exploration group. During the 1990’s, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. For the past three years, Mr. Burney has explored for copper resources in the Southwest United States.

Jesus Oliveras
Mr. Oliveras has been the Chief Financial Officer of U.S. Precious Metals, Inc. since April 15, 2008 and its Secretary and Treasurer since December 23, 2008. Mr. Oliveras previously held the position of Chief Financial Officer of International Power Group, Ltd. (OTC BB: IPWG.OB) and, prior to that, Controller. He was with IPWG from September 7, 2007 until December 3, 2008. Mr. Oliveras has also worked as Director of Operations and Adjunct Professor for Ana G. Mendez University System from February 2005 until December 2006, Utilities Accountant for Orange County Utilities from November 2004 until February 2005, and Loan Officer for Centex Mortgage Company from March 2003 until November 2004. Mr. Oliveras has 27 years of experience in the field of accounting and finance and has worked extensively with multinational organizations. He has lead internal audits and has significant experience performing other accounting and finance operations.

Mr. Oliveras attended the Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University where he received his Masters in International Business Administration. Mr. Oliveras received his Bachelor of Business Administration, Accounting & Finance from the Inter American University.

Gerrano Pane
Mr. Pane has been a director of the Company since November 6, 2007. Since 2002 he has been a partner in Madison Trading, LLC, and since 2006, a partner in LeTigre Clothing line. In addition, he has been an owner of several small businesses in the hospitality industry. Mr. Pane presently is, and has been since October 2007, a director of International Power Group, Ltd. (OTC BB “IPWG”).

Brian G. Russell
Mr. Russell has been a director of the Company since May 22, 2007. He graduated from the University of Witwatersrand in 1951 with degrees in geology and chemistry. He worked for nineteen years with the Council for Mineral Technology (MINTEK) in South Africa doing analytical research, established an X-Ray Fluorescence Section and directed the Development Metallurgical Process Technology. While at MINTEK he presented and published many scientific papers and supervised several masters and doctorate degrees. In 1974 he was appointed Director of the South African Minerals Bureau and represented South Africa on the International Standards Organization Committee for the standardization of Ferro alloys and received an award for meritorious service from the American Institute for Mining, Metallurgical and Petroleum Engineers. Mr. Russell presently is, and has been since May 2002, a director of American International Ventures, Inc. (OTC BB “AIVN”).

Sheldon Baer
Mr. Baer, a director since December 6, 2007, is currently the President of Golden Hands Construction Inc., a company which he personally founded in 1977. Golden Hands specializes in construction of medical, commercial and industrial facilities, including mining facilities. It has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine. Mr. Baer presently is, and has been since November 2007, a director of International Power Group, Ltd. (OTC BB “IPWG”).

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

None of our employees have employment contracts. Accordingly, they can terminate their employment at anytime. If any or all of our officers were terminated, their employment replacements may be difficult to find, and it could have a material adverse effect on our business plans.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of its executive officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years. Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings or are the subject of any criminal proceeding which is presently pending (excluding traffic violations and other minor offenses), nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers, and every person who is directly or indirectly the beneficial owner of more than 10 percent of any class of the Company’s equity securities (the “Beneficial Owners”) to file with the Securities and Exchange Commission (the “SEC”) initial statements of beneficial ownership on Form 3, statements of changes in beneficial ownership on Form 4, and/or annual statements of changes in beneficial ownership on Form 5. Our directors, officers and Beneficial Owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2009, all Section 16(a) filing requirements applicable to directors, officers and Beneficial Owners were complied except as follows:

Name	Officer, Director of Beneficial Owner	Number of Late Reports	Number of Transactions that were not reported on a timely basis	Any Known Failure to File a Required Form

Brian Russell	Director only	1- Form 4	One	No

Gerrano Pane	Director only	2 - Form 4	Two	No

Sheldon Baer	Director only	1- Form 4	One	No

Jesus Oliveras	Officer only	1- Form 4	One	No

David Burney	Officer only	1- Form 4	One	No

M. Jack Kugler	Director and Officer	1- Form 4	One	No

The above individuals have indicated that they intend to file timely in the future.

Code of Ethics

The Company did not have a Code of Ethics during the fiscal year ended May 31, 2009. Our Board of Directors has been considering adoption of a Code of Ethics to be applicable to its executive officers that will be designed to deter wrong-doing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on its audit committee because it has no audit committee and is not required to have an audit committee because its securities are not listed on any exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

•	our principal executive officer;

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2009; and

•

up to two additional individuals for whom disclosure would have been provided under the second bulleted item above, but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended May 31, 2009.

who we will collectively refer to as the “Named Executive Officers” for the fiscal year ended May 31, 2009.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal year ended May 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	(1) Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Jack Kugler, CEO (2)(A)	2009	11,600	0	174,875	790,000	(B)	0	0	0	976,475	(C)
	2008	1,600	0	355,000	0		0	0	0	356,600

Dave Burney, President (3)	2009	139,423	0	128,688	0		0	0	0	268,111
	2008	52,083	0	48,000	0					100,083

Jesus Oliveras, CFO (4)	2009	95,192	0	73,688	0					168,880
	2008	6,346	0	9,600	0					15,943

Peter Toscano, Secretary & Treasurer (5)	2009	0	0	0	170,000		0	0	0	170,000
	2008	13,462	0	720,000	0		0	0	0	733,462

Jose Garcia, Vice President (6)	2009	88,461	0	0	170,000		0	0	0	258,461
	2008	26,923	0	192,000	0					280,461

(1) Includes a portion of the 1,750,000 shares that were awarded in fiscal year 2009 for services to be rendered in calendar 2009 and payable no later than March 31, 2010.

(2) Mr. Kugler was appointed Chief Executive Officer and Chairman of the Board of the Company on April 15, 2008 and May 22, 2008, respectively.

(3) Mr. Burney was appointed President of the Company in December 2007.

(4) Mr. Oliveras was appointed Chief Financial Officer and Secretary and Treasurer of the Company on April 25, 2008 and December 23, 2008, respectively.

(5) Mr. Toscano was Chief Executive Officer during fiscal year ending May 31, 2007 and until April 15, 2008 in the subsequent fiscal year and was Secretary and Treasurer until December 23, 2008.

(6) Mr. Garcia was Vice President of the Company from June 2002 until January 16, 2009.

(A) On May 29, 2009, the Board approved granting M. Jack Kugler an annual salary of two hundred fifty thousand dollars and 00/100 ($250,000) for the fiscal year ending May 31, 2010 in connection with services rendered in this capacity as Chief Executive Officer and Chairman of the Board (the “Base Salary”). The Base Salary shall accrue until it becomes payable and shall be payable only if, when and to the extent the Company retains a minimum balance in its operating account of at least one million dollars and 00/100 (the “Minimum Balance”). If at any time the Company’s operating account does not contain such Minimum Balance, the Base Salary shall accrue and become payable if, when and to the extent that the Company’s operating account again contains the Minimum Balance.

(B) During fiscal year ended May 31, 2008, the Board of Directors conditionally granted Mr. Kugler, Mr. Toscano and Mr. Garcia each 1,000,000 options pursuant to the Company’s 2007 Stock Option Plan (the “Plan”) subject to majority shareholder approval. Said shareholder approval was received in August 2008. Accordingly, the conditional option grants under the Plan became effective after the Company’s fiscal year ended May 31, 2008 and are reported as granted in fiscal year ended May 31, 2009. These options are fully vested.

(C) The total compensation includes Mr. Kugler’s compensation for services as a director of the Company in addition to his services as a Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

The following Outstanding Equity Table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each name executive officer outstanding as of the end of the Company’s fiscal year ended May 31, 2009:

OUTSTANDING EQUITY AWARD AT FISCAL YEAR-END OPTION AWARDS

STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Michael Jack Kugler, CEO	1,000,000 (1)	0	0	$0.90	12/31/13	0	0	0	0

(1) Mr. Kugler, along with the other officers and directors, were granted options pursuant to the Company’s 2007 Stock Option Plan (the “Plan”). During the fiscal year ended May 31, 2008, our Board of Directors adopted the Plan which options to purchase shares of our common stock were conditionally granted. The grants were conditioned upon the Plan receiving majority shareholder approval. Said shareholder approval was received in August 2008. Accordingly, the conditional option grants under the Plan became effective after the Company’s fiscal year ended May 31, 2008 and are reported as granted in fiscal year ended May 31, 2009.

Director Compensation

Directors receive no monetary compensation for their work for the Company. The following Director Compensation Table lists all compensation (cash, equity or other) received by Directors in each individual’s capacity as a director during the fiscal year ended May 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Jack Kugler (2)
Gerrano Pane	0	156,188	170,000	0	0	0	326,188
Brian Russell	0	156,188	170,000	0	0	0	326,188
Sheldon Baer	0	156,188	170,000	0	0	0	326,188
Jack Wagenti (3)	0	137,500	170.000	0	0	7,754	315,254

(1) Includes a portion of the 1,750,000 shares that were awarded in fiscal year 2009 for services to be rendered in calendar 2009 and payable no later than March 31, 2010.

(2) Michael Jack Kugler is also a Named Executive Officer and his compensation for services as a director is fully reflected in the Summary Compensation Table above.

(3) Mr. Wagenti resigned as a director effective October 9, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of September 10, 2009, there were a total of 51,043,499 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 801 International Parkway, 5th Floor, Lake Mary, FL 32746. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we did not assume the exercise of all outstanding warrants by all the shareholders holding warrants.

	Shares Beneficially Owned

Name and Address	Number		Percentage (%)

Michael Jack Kugler (1)	4,050,725	(2)	7.92%

Sheldon Baer (3)	800,000		1.57%

Brian Russell (3)	455,000		0.89%

Gerrano Pane (3)	710,000		1.39%

David Burney (4)	300,000		0.59%

Jesus Oliveras (4)	110,000		0.22%

Peter Toscano (5)	5,039,400		9.87%

All officers and directors as a group (6 persons)	6,425,725		12.57%

(1) Officer and Director

(2) Includes 3,957,565 shares of common stock currently outstanding and 93,160 shares which are issuable upon conversion of a Convertible Promissory Note.
(3) Director only
(4) Officer only
(5) Includes 1,000,000 shares owned by the reporting person’s spouse.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Incentive Plan

During fiscal year ended May 31, 2008, our Board of Directors adopted a modification to the 2007 Option Plan, conditionally granting options to purchase a total of 9,000,000 shares of our common stock pursuant to the Company’s 2007 Stock Option Plan, including options granted to certain board members. However, the grants and the plan itself were conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan and thus the grants was obtained in August 2008. As of April 16, 2009, grants of 3,000,000 options were terminate under the terms of the Plan.

For information related to all equity compensation plans approved and not approved by shareholders, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended May 31, 2008, the Company issued the following shares to officers and directors for services performed:

Name	Title / Position	Number of Shares Issued	Value of Stock at Measurement Date
Baer, Sheldon	Director	500,000	$400,000
Burney, David	President	50,000	$37,500
Garcia, Jose	VP/Director	200,000	$160,000
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$375,000
Oliveras, Jesus	CFO	10,000	$8,000
Pane, Gerrano	Director	200,000	$160,000
Russell, Brian	Director	200,000	$160,000
Toscano, Peter	Officer and Director	750,000	$600,000
Wagenti, Jack	Director	750,000	$600,000

		3,210,000	$2,540,500

During the year ended May 31, 2009, the Company issued the following shares to officers and directors for services performed:

Last Name, First Name	Title / Position	Number of Shares Issues	Value of Stock at Measurement Date

Astore, Robert	Director	250,000	$137,500
Baer, Sheldon	Director	250,000	$137,500
Burney, David	President	200,000	$110,000
Garcia, Jose	VP/Director	250,000	$137,500
Kugler, Michael Jack	CEO/Chairman of Board	250,000	$137,500
Oliveras, Jesus	CFO	100,000	$55,000
Pane, Gerrano	Director	250,000	$137,500
Russell, Brian	Director	250,000	$137,500
Toscano, Peter	Officer and Director	250,000	$137,500
Wagenti, Jack	Director	250,000	$137,500

		2,300,000	$1,265,000

Director independence

Our common stock is quoted on the OTC BB interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We have three directors who may be considered “independent” under that definition.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2009 and 2008:

Fee Category	Fiscal Year 2009 Fees	Fiscal Year 2008 Fees

Audit Fees	$102,858	$9,025
Audit Related Fees		$5,183
Tax Fees		$720
All Other Fees		$0
Total Fees	$102,858	$14,928

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporation by Reference

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed herewith

3.1	Certificate of Incorporation for the Company	10-SB	04751284	3 (i)(a)	04/23/2004

3.2	Amended and Restated Certificate of Incorporation for the Company	10-SB	04751284	3(i)(b)	04/23/2004

3.3	Articles of U.S. Precious Metals de Mexico, S.A. de C.V.	10-SB	04751284	3(i)(c)	04/23/2004

3.4	Bylaws of the Company	10-SB	04751284	3(ii)(a)	04/23/2004

3.5	Amended and Restated Bylaws of the Company	8-K	081227543	3.1	12/03/2008

3.6	Certificate of Designations of Series A Preferred Stock	8-A	09692602	3.1	03/19/2009

4.2	Rights Agreement dated March 17, 2009, by and between the Company and Interwest Transfer Company, Inc., as rights agent	8-A	09692602	4.1	03/19/2009

10.1	2007 Stock Option Plan	PRE 14A	08848696	App. A	05/20/2008

10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007					X

10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation)					X

10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009					X

10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation)					X

10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico					X

10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation)					X

16.1	Letter dated March 9, 2009 from Robert Jeffrey, to the Securities Exchange Commission	8-K	09669183	16.1	03/10/2009

21.1	List of Subsidiaries of the Company					X

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ M. Jack Kugler

Name: M. Jack Kugler
Title: Chief Executive Officer and Chairman of the Board
Date: September 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Jack Kugler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 15, 2009

M. Jack Kugler

/s/ Jesus Oliveras	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	September 15, 2009

Jesus Oliveras

/s/ Sheldon Baer	Director	September 15, 2009

Sheldon Baer

/s/ Gerrano Pane	Director	September 15, 2009

Gerrano Pane

/s/ Brian Russell	Director	September 15, 2009

Brian Russell

INDEX TO ATTACHED EXHIBITS

EXHIBIT

10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007.

10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation).

10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009.

10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation).

10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico.

10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation).

21.1	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).