Form 10-Q
period 2009-08-31
U S PRECIOUS METALS INC
filed 2009-10-15
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	August 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1839426

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

801 International Parkway, 5th Floor Lake Mary, Florida	32746

(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
51,043,499 shares of common stock issued and outstanding as of October 13, 2009.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This quarterly report on Form 10-Q (this “Quarterly Report”) contains certain forward-looking statements that are subject to risks and uncertainties. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Quarterly Report, the words “anticipate,” “believe,” “plan,” “target,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our strategy, future plans for exploration and production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this Quarterly Report are based upon information available to our management on the date of this Quarterly Report.

Forward-looking statements are subject to a number of risks and uncertainties and there can be no assurance that such statements will be accurate. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially and adversely from those described herein as anticipated, believed, planned, targeted, estimated, intended or expected. Although we believe the assumptions underlying and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Actual results could differ materially and adversely from those discussed in this Quarterly Report.

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2009 (the “Annual Report”) under “Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

•	decisions of foreign countries and banks within those countries;
•	unexpected changes in business and economic conditions;
•	change in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
•	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of future feasibility studies, if any;
•	the level of demand for our products;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of mineralized material estimates and timing of development expenditures;
•	commodity price fluctuations; and
•	changes in exploration results.

We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described in our Annual Report under “Item 1A. Risk Factors.” The list above, together with the factors described in our Annual Report under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Quarterly Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
Form 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at August 31, 2009 (unaudited) and at May 31, 2009 (audited).	4

Consolidated Statements of Operations (unaudited) for the three month periods ended August 31, 2009 and August 31, 2008, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2009.	5

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended August 31, 2009 and August 31, 2008, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2009.	6

Notes to Consolidated Financial Statements (unaudited).	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4. Controls and Procedures.	14

Item 4T. Controls and Procedures.	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	16

Item 4. Submission of Matters to a Vote of Security Holders.	16

Item 5. Other Information.	16

Item 6. Exhibits.	17

Signatures	18

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$38,993	$21,081
Miscellaneous receivables	1,400	350
Prepaid expenses	16,633	23,696

Total current assets	57,026	45,127

Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,127	92,127

Total property and equipment:	134,004	134,004
Less: accumulated depreciation	(42,345)	(37,784)

Net property and equipment	91,659	96,220

Other Assets:
Investment in mining rights	195,226	184,319
Deposits	25,839	5,914

Total other assets	221,065	190,233

Total Assets	$369,750	$331,580

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,455,112	$1,171,481
Accrued expenses	13,939	36,927
Accrued compensation	279,480	140,986

Total current liabilities	1,748,531	1,349,394

Other Liabilities:
Convertible notes payable	1,129,653	764,317

Total other liabilities	1,129,653	764,317

Stockholders' Deficiency
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding
Common stock: authorized 100,000,000 shares of $.00001 par value; Issued and outstanding 51,043,499 and 50,793,499 shares, respectively	510	508
Additional paid in capital	12,219,619	12,144,622
Deficit accumulated during exploration stage	(14,728,563)	(13,927,261)

Total stockholders' deficiency	(2,508,434)	(1,782,131)

Total Liabilities and Stockholders' Deficiency	$369,750	$331,580

The accompan ying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2009
	Three Month Periods Ended August 31,
	2009	2008

Revenues	$—	$—	$—

Expenses	765,688	3,366,382	14,675,328

Operating Loss	(765,688)	(3,366,382)	(14,675,328)

Other Income (Expense):
Interest income	—	3,915	17,960
Interest expense	(35,614)	—	(71,195)

Loss accumulated during the exploration stage	$(801,302)	$(3,362,467)	$(14,728,563)

Net Loss per Share
Basic and Diluted	$(0.02)	$(0.07)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	50,807,086	47,967,656

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2009
	Three Month Periods Ended August 31,
	2009	2008

Operating Activities:

Net Loss	$(801,302)	$(3,362,467)	$(14,728,563)

Adjustments required to reconcile net loss to cash used by operating activities:
Depreciation	4,561	6,531	42,345
Common stock issued for services	74,999	6,150	5,675,133
Share based compensation	—	2,770,000	2,770,000
Bad debt expense	—	—	109,259
Accrued interest on convertible notes	35,336	—	69,653
Changes in operating assets and liabilities:
Miscellaneous receivable	(1,050)	8,353	(4,385)
Prepaid expenses	7,063	7,582	(16,633)
Deposits	(19,925)	(217)	(25,839)
Accounts payable	283,631	91,420	1,455,112
Accrued expenses	115,506	(706)	293,418

Net Cash Used in Operating Activities	(301,181)	(473,354)	(4,360,500)

Investing Activities:
Investment in mining rights	(10,907)	2,368	(180,226)
Loan to affiliated company	—	—	(361,275)
Repayment of loan by the affiliated company	—	—	253,000
Acquisition of equipment	—	(3,060)	(134,004)

Net Cash Used in Investing Activities	(10,907)	(692)	(422,505)

Financing Activities:
Proceeds from sales of common stock	—	400,000	3,492,500
Proceeds from exercises of warrants	—	110,000	267,498
Proceeds from convertible notes	330,000	—	1,060,000
Loan from affiliated company	—	—	70,000
Repayment of loan to the affiliated company	—	—	(68,000)

Net Cash Provided by Financing Activities	330,000	510,000	4,821,998

Net increase (decrease) in cash	17,912	35,954	38,993
Cash, beginning of period	21,081	623,017	—

Cash, end of period	$38,993	$658,971	$38,993

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “Company”) as of August 31, 2009 and for the three month periods ended August 31, 2009 and August 31, 2008, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K as filed with the SEC on September 16, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7 and Industry Guide 7 of the SEC. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to August 31, 2009, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through August 31, 2009. The Company has incurred cash and non-cash losses to August 31, 2009 of $14,728,563.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the carrying value of financial instruments, which include cash, miscellaneous receivables and accounts payable at cost which approximates the fair value at the balance sheet date due to their short-term maturity. The fair value of the Company’s convertible notes payable, which bear interest at 16%, approximate their cost due to their relatively short term nature.

Revenue Recognition

Revenue will be recognized when the price is determinable, upon deliver and transfer of title to the customer and when there is a reasonable assurance of collection of the sales proceeds. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralized material is classified as proven and probable reserves are expensed as mine development costs. At the point the Company reaches its operating stage, such costs will be capitalized and will be written off as depletion expense as the mineralized material is mined.

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

As of August 31, 2009, none of the Company’s mineralized material met the definition of proven or probable reserves.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

Net Loss per Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic and diluted net loss per common share are computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At August 31, 2009, there were outstanding options to purchase 6,000,000 shares of common stock. At August 31, 2008, there were warrants outstanding to purchase 4,727,500 shares of common stock and options to purchase 9,000,000 shares of common stock. The share equivalents of these were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive because the Company incurred a loss from operations.

Foreign Currency Translation

The assets of the Company’s subsidiary are in Mexico. The subsidiary depends on the parent’s ability to raise cash and transfer it to the subsidiary to meet its operating cash needs. Therefore, the Company’s management has determined that the functional currency is the US dollar. As such, the Company remeasures its subsidiary financial statements into the US dollar functional currency. Any gains or losses are reflected on the Statements of Operations.

Impairment

The Company performs a review for potential impairment of long-lived assets at least annually or when circumstances or events have occurred that may indicate a potential impairment in order to ensure that recorded amounts are recoverable. To date, the Company has not recorded any impairment charges.

Supplementary Cash Flows Information

There was no cash paid for income taxes during the three month periods ended August 31, 2009 and August 31, 2008. During the quarter ended August 31, 2009, the Company paid $278 for interest. There was no interest paid during the comparable period for 2008.

During the quarter ended August 31, 2009, the Company issued 250,000 shares of common stock for services valued at $75,000. During the quarter ended August 31, 2008, the Company issued 5,000 shares of common stock for services valued at $6,150.

During the quarter ended August 31, 2008, options to purchase 9,000,000 shares of common stock were issued for services valued at $2,770,000.

During the year ended May 31, 2003, the company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

New Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. Effective June 1, 2009, the Company adopted FSP 107-1 which required additional disclosure in its consolidated financial statements. (See Fair Value of Financial Instruments above).

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the August 31, 2009 Form 10-Q (See Note 6).

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

3.	CONVERTIBLE NOTES PAYABLE

During the quarter ended August 31, 2009, the Company issued an additional $330,000 in convertible promissory notes for a total of $1,060,000 outstanding (the “Notes”) bearing simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder after a specified date of either June 30, 2009 or August 31, 2009 depending upon when the Note was issued, or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Notes will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010. Interest expense of $69,653 has been accrued as of August 31, 2009 and included with the Notes and is payable upon maturity.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

4.          COMMON STOCK

During the quarter ended August 31, 2009, the Company issued 250,000 shares of common stock for services valued at $75,000.

During the quarter ended August 31, 2008, the Company sold 800,000 units for gross proceeds of $400,000. Each unit consisted of one share of common stock and one half of a warrant (or an aggregate of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock). Each whole warrant entitled the holder to purchase one share of common stock at an exercise price of $1.00 and had a one year exercise term. In addition, during the quarter ended August 31, 2008, the Company issued 440,000 shares of common stock for $110,000, upon exercise of a warrant.

The following table summarizes warrant activity during the three month period ended August 31, 2009.

Warrants outstanding May 31, 2009	400,000

Warrants expired	(400,000)

Warrants outstanding August 31, 2009	0

5.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $1,691,503, accumulated losses of $14,728,563 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

6.          SUBSEQUENT EVENTS

In October 2009, the Company issued 250,000 shares of common stock to a director in lieu of cash compensation for services rendered to the Company during calendar year 2009. These shares will be issued in the first calendar quarter of 2010. In addition, the Company granted M. Jack Kugler, Chief Executive Officer and Chairman of the Board, options to purchase 3,000,000 shares of common stock. These shares and options will be recorded in the Company’s second quarter.

The Company has evaluated subsequent events through October 15, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except as mentioned above.

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

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property). Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. While we have determined the legal feasibility with respect to a small portion of the Solidaridad Property, further exploration will be required before a final evaluation as to the economic and legal feasibility of the entire Solidaridad Property we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. We estimate that to begin producing 50 tons per day, we will need approximately $15 million. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,800,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $864,000 for salaries, outsourced labor and consulting services, $480,000 for professional services, including work undertaken by the independent accountant and legal fees, $72,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain our mining rights, $114,000 for taxes and insurance, $120,000 for office expenses, and $20,000 for other miscellaneous expenses, including marketing and investor relations expenses.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. For the quarter ended August 31, 2009, we raised an additional $330,000 in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 3 to the Consolidated Financial Statements. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

We must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of the fiscal quarter ended August 31, 2009, we had total assets of $369,750 consisting of cash in the amount of $38,993 and various other assets of $330,757.

As of the fiscal quarter ended August 31, 2008, we had total assets of $912,077 consisting of cash in the amount of $658,971 and other various assets totaling $253,106.

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2010 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond.

Because of the exploratory nature of our current business plan, we anticipate incurring operating losses for the foreseeable future. Our future financial results also are uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

i.	our ability to raise sufficient additional funding;

ii.	the results of our proposed exploration programs on the Solidaridad Property; and

iii.

assuming significant mineral deposits, our ability to be successful in commercially producing mineral deposits, find joint venture partners for the development of our property interests or find a purchaser for the property interests.

Financial Information for Comparative Three Month Periods Ending August 31, 2009 and 2008.

We did not earn any revenues and have had only losses since our inception, including during the three month periods ending in August 31, 2009 and 2008.

We incurred operating expenses in the amount of $765,688 and $3,366,382 during the quarters ended August 31, 2009 and 2008, respectively. We granted 250,000 shares of common stock in lieu of compensation valued at $75,000 during the quarter ended August 31, 2009 compared to grants of options and stock in lieu of compensation valued at $2,776,150 during the comparable period for 2008.

The major expenses driving the remaining increase of $100,455 during the quarter ended August 31, 2009 compared to the comparable period for 2008 were increases in professional fees of $239,312 and salaries and related expenses, including directors and officers compensation of $107,069, offset by decreases in geology fees of $167,555 and other expenses such as office, maintenance, insurance and travel of $78,370.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Account Policies and Estimate

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company’s financial statements, that the following disclosures are critical accounting policies:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, August 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended August 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We recorded the following unregistered sales or issuances of equity securities during the quarter ended August 31, 2009:

We issued Notes with an aggregate principal amount of $330,000 to six individuals. The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock at an exercise price of generally $0.30 per share, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Notes would automatically convert into shares of the Company’s common stock at a conversion price of generally $0.30 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter ended August 31, 2009.

ITEM 5. OTHER INFORMATION.

None

          ITEM 6. EXHIBITS.

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

Name: M. Jack Kugler
Title: Chief Executive Officer and Chairman of the Board
Date: October 15, 2009

U.S. Precious Metals, Inc.

By:	/s/ Jesus Oliveras

Name: Jesus Oliveras
Title: Chief Financial Officer
Date: October 15, 2009

INDEX TO ATTACHED EXHIBITS

EXHIBIT

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