Form 10-Q
period 2009-11-30
U S PRECIOUS METALS INC
filed 2010-01-19
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,193,499 shares of common stock issued and outstanding as of January 15, 2010.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
Form 10-Q
Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at November 30, 2009 (unaudited) and at May 31, 2009 (audited).	4

Consolidated Statements of Operations (unaudited) for the three months ended November 30, 2009 and November 30, 2008.	5

Consolidated Statements of Operations (unaudited) for the six months ended November 30, 2009 and November 30, 2008, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2009.	6

Consolidated Statements of Cash Flows (unaudited) for the six months ended November 30, 2009 and November 30, 2008, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2009.	7

Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4. Controls and Procedures.	16

Item 4T. Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	18

Item 4. Submission of Matters to a Vote of Security Holders.	18

Item 5. Other Information.	18

Item 6. Exhibits.	19

Signatures	20

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2009 (Unaudited)	May 31, 2009 (Audited)

ASSETS
Current Assets:
Cash	$—	$21,081
Miscellaneous receivables	—	350
Prepaid expenses	8,525	23,696

Total current assets	8,525	45,127

Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,127

Total property and equipment:	134,392	134,004
Less: accumulated depreciation	(46,714)	(37,784)

Net property and equipment	87,678	96,220

Other Assets:
Investment in mining rights	195,226	184,319
Deposits	25,839	5,914

Total other assets	221,065	190,233

Total Assets	$317,268	$331,580

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,672,555	$1,171,481
Accrued expenses	102,661	36,927
Accrued compensation	552,201	140,986
Loan from officer	2,000	—

Total current liabilities	2,329,417	1,349,394

Other Liabilities:
Convertible notes payable	1,273,669	764,317

Total other liabilities	1,273,669	764,317

Stockholders’ Deficiency:
Preferred stock: authorized 10,000,000 shares of $.00001 par value; No shares issued and outstanding	—	—
Common stock: authorized 100,000,000 shares of $.00001 par value; Issued and outstanding 51,043,499 and 50,793,499 shares, respectively	510	508
Additional paid in capital	12,856,276	12,144,622
Deficit accumulated during exploration stage	(16,142,604)	(13,927,261)

Total stockholders’ deficiency	(3,285,818)	(1,782,131)

Total Liabilities and Stockholders’ Deficiency	$317,268	$331,580

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2009	2008

Revenues	$—	$—

Expenses	1,369,639	2,253,032

Operating Loss	(1,369,639)	2,253,032

Other Income (Expense):

Interest income	—	1,439
Interest expense	(44,402)	—

Loss accumulated during the exploration stage	$(1,414,041)	$(2,251,293)

Net Loss per Share Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Number of Shares Outstanding - Basic and Diluted	51,043,499	49,443,572

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2009

	Six Months Ended November 30,
	2009	2008

Revenues	$—	$—	$—

Expenses	2,135,327	5,619,414	16,044,967

Operating Loss	(2,135,327)	(5,619,414)	(16,044,967)

Other Income (Expense):

Interest income	—	5,354	17,960
Interest expense	(80,016)	—	(115,597)

Loss accumulated during the exploration stage	$(2,215,343)	$(5,614,060)	$(16,142,604)

Net Loss per Share Basic and Diluted	$(0.04)	$(0.12)

Weighted Average Number of Shares Outstanding - Basic and Diluted	50,924,647	48,697,593

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2009

	Six Months Ended November 30,
	2009	2008

Operating Activities:

Net Loss	$(2,215,343)	$(5,614,060)	$(16,142,604)

Adjustments required to reconcile net loss to cash used by operating activities:
Depreciation	8,930	10,041	46,714
Common stock issued for services	75,000	1,289,300	5,675,133
Share based compensation	636,656	2,770,000	3,406,656
Bad debt expense	—	—	109,259
Accrued interest on convertible notes	79,352	—	113,669
Changes in operating assets and liabilities:	—
Miscellaneous receivable	350	8,353	(2,985)
Prepaid expenses	15,171	16,029	(8,525)
Deposits	(19,925)	51,289	(25,839)
Accounts payable	501,074	259,020	1,672,555
Accrued expenses	476,949	201,594	654,862

Net Cash Used in Operating Activities	(441,786)	(1,008,434)	(4,501,105)

Investing Activities:
Investment in mining rights	(10,907)	(114,614)	(180,226)
Loan to affiliated company	—	—	(361,275)
Repayment of loan by the affiliated company	—	—	253,000
Acquisition of equipment	(388)	(7,876)	(134,392)

Net cash Used in Investing Activities	(11,295)	(122,490)	(422,893)

Financing Activities:
Proceeds from sale of common stock	—	400,000	3,492,500
Proceeds from exercises of warrants	—	160,000	267,498
Proceeds from convertible notes	430,000	—	1,160,000
Loan from affiliated company	—	—	70,000
Repayment of loan to the affiliated company	—	—	(68,000)
Loans from officer	42,000	—	42,000
Repayment of loans from officer	(40,000)	—	(40,000)

Net Cash Provided by Financing Activities	432,000	560,000	4,923,998

Net decrease in cash	(21,081)	(570,924)	—
Cash, beginning of period	21,081	623,017	—

Cash, end of period	$—	$52,093	$—

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “Company”) as of November 30, 2009 and for the three and six months ended November 30, 2009 and 2008, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in the Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) and Industry Guide 7 of the SEC. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to November 30, 2009, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through November 30, 2009. The Company has incurred cash and non-cash losses to November 30, 2009 of $16,142,604.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the carrying value of financial instruments, which include cash, miscellaneous receivables and accounts payable, at cost which approximates the fair value at the balance sheet date due to their short-term maturity. The fair value of the Company’s convertible notes payable, which bear interest at 16%, approximate their cost due to their relatively short term nature.

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

As of November 30, 2009, none of the Company’s mineralized material met the definition of proven or probable reserves.

Share Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured at the fair value of the equity issued and expensed over the related service period. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Net Loss per Share

The Company computes basic and diluted net loss per common share by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At November 30, 2009, there were outstanding options to purchase 9,000,000 shares of common stock. At November 30, 2008, there were warrants outstanding to purchase 4,527,500 shares of common stock and options to purchase 9,000,000 shares of common stock. The share equivalents of these were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive because the Company incurred losses from operations for all periods.

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

Supplementary Cash Flows Information

There was no cash paid for income taxes during the six month periods ended November 30, 2009 and 2008. During the six months ended November 30, 2009, the Company paid $665 for interest. There was no interest paid during the comparable period for 2008.

During the six months ended November 30, 2009, the Company issued 250,000 shares of common stock for services valued at $75,000. During the six months ended November 30, 2008, the Company issued 38,000 shares of common stock to consultants as compensation for services; these shares were valued at $24,300. In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000.

During the six months ended November 30, 2009, options to purchase 3,000,000 shares of common stock were issued for services valued at $600,000. In addition, during the six months ended November 30, 2009, the Company modified outstanding options to purchase 1,000,000 shares of common stock and recorded additional compensation costs of $36,700. During the six months ended November 30, 2008, options to purchase 9,000,000 shares of common stock were issued for services valued at $2,770,000.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

New Accounting Pronouncements

Effective July 1, 2009, the FASB’s ASC became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC effective for its November 30, 2009 consolidated financial statements.

In April 2009, the FASB issued new disclosure requirements relating to the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. These requirements became effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the August 31, 2009 Form 10-Q and provided the additional disclosure in its consolidated financial statements. (See Fair Value of Financial Instruments above).

In May 2009, the FASB new general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The new standards require the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement was effective for financial reporting periods ending after June 15, 2009. The Company adopted these standards in the August 31, 2009 Form 10-Q. (See Note 8).

3.	CONVERTIBLE NOTES PAYABLE

During the three months ended November 30, 2009 and August 31, 2009, the Company issued an additional $100,000 and $330,000 in convertible promissory notes, respectively. As of January 19, 2010 there was a total of $1,160,000 outstanding convertible promissory notes (the “Aggregate Outstanding Notes”).

The Aggregate Outstanding Notes bear simple interest at an annual rate of 16%. The Aggregate Outstanding Notes may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the Aggregate Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s Aggregate Outstanding Notes into shares of the Company’s common stock at the applicable exercise price (some notes carry an exercise price of $0.25 per share and some are convertible at $0.30 per share), subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Aggregate Outstanding Notes will automatically convert into shares of the Company’s common stock at the applicable exercise price (some notes carry an exercise price of $0.25 per share and some are convertible at $0.30 per share), if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The Aggregate Outstanding Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010. Interest expense of $113,669 has been accrued as of November 30, 2009 on the Aggregate Outstanding Notes and is payable upon maturity.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

4.	COMMON STOCK

During the six months ended November 30, 2009, the Company issued 250,000 shares of common stock for services valued at $75,000.

During the six months ended November 30, 2008, the Company sold 800,000 units for gross proceeds of $400,000. Each unit consisted of one share of common stock and one half of a warrant (or an aggregate of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock). Each whole warrant entitled the holder to purchase one share of common stock at an exercise price of $1.00 and had a one year exercise term. In addition, during the six months ended November 30, 2008, the Company issued 440,000 shares of common stock for $110,000, upon exercise of a warrant.

The following table summarizes warrant activity during the six month period ended November 30, 2009:

Warrants outstanding May 31, 2009	400,000

Warrants expired	(400,000)

Warrants outstanding November 30, 2009	0

5.	STOCK OPTIONS

During the six months ended November 30, 2009, the Company granted its Chief Executive Officer and Chairman of the Board fully vested options to purchase 3,000,000 shares of common stock; these options were valued at $600,000. In addition, during the six months ended November 30, 2009, the Company modified the exercise price of outstanding options to purchase 1,000,000 shares of common stock with all other terms remaining the same and recorded additional compensation costs of $36,700 which represented the excess of the fair value of the modified options issued over the original value on the date of the exchange.

During the six months ended November 30, 2008, the Company issued fully vested options to purchase 9,000,000 shares of common stock which had been granted prior to May 31, 2008. These 9,000,000 options were issued after the fiscal year ended May 31, 2008 because shareholder approval of the Company’s 2007 Stock Option Plan occurred after that date. The value of the option grants of $2,770,000 was charged to expense during August 2008. Of the total issued, 3,000,000 of these options were cancelled during fiscal year 2009.

The following assumptions were used in the Black Scholes option pricing model to determine the share based employee compensation expense relating to stock options granted during the six months ended November 30, 2009 and 2008: risk-free interest rate 1.36-2.20% and 2.68-3.39%, respectively, expected life of the options of 3.5-5 and 5 years, respectively, expected volatility of 137% and 134-141%, respectively, expected dividend yield of 0%.

6.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $2,320,892, accumulated losses of $16,142,604 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

7.	RELATED PARTY TRANSACTIONS

Loans from an Officer

During the quarter ended November 30, 2009, Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board made four loans to the Company totaling $42,000 which bear simple interest of 6% annually. As of November 30, 2009, the Company repaid $40,000. The remaining loan outstanding of $2,000 matures on November 12, 2010.

Subsequent to November 30, 2009, Michael Jack Kugler made additional loans of $37,500 to the Company which bear simple interest of 6% annually and mature on various dates through January 2011. As of January 19, 2010, the total aggregate outstanding principal amount of all loans was $39,500.

Common Stock Issued for Services

In October 2009, the Board approved a grant of 250,000 shares of common stock to a director in lieu of cash compensation for services rendered to the Company during calendar year 2009. These shares will be issued in the first calendar quarter of 2010.

Common Stock Options Issued for Services

In October 2009, the Board granted Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board, an option to purchase 3,000,000 shares of common stock. (See Note 5).

8.	SUBSEQUENT EVENTS

In December 2009, the Company issued 150,000 shares of common stock to a consultant in lieu of cash compensation for services to be rendered to the Company for a one year period. In addition, in January 2010, the Company approved the issuance of 500,000 shares of common stock to another consultant in lieu of cash compensation for services to be rendered to the Company for calendar 2010. These shares, which have not yet been issued, will be recorded in the Company’s third quarter and expensed over the related periods.

The Company requested its legal counsel to make certain accommodations to the Company regarding payment of outstanding legal fees. On or about January 7, 2010, in exchange for the allowance of such accommodations, the Company entered into an agreement with its law firm whereby the Mexican Subsidiary agreed to grant and pledge, as security for the payment of the debt, a security interest in and a lien on all of its rights to the Company’s mining concessions.

The Company has evaluated subsequent events through January 19, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except as mentioned above and in Note 7, Loans from an Officer.

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

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”).Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2010, most of our investment in mining properties does not appear as an asset on our balance sheet.

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. While we have the legal right to exploit a portion of the property we must obtain an environmental impact study on the remaining portions before we can exploit those areas. Further exploration and data analysis will be required before we can make a final evaluation as to the economic and legal feasibility of mining the entire Solidaridad Property. Because we are still an exploration stage company, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $3,000,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $864,000 for salaries, outsourced labor and consulting services, $480,000 for professional services, including work undertaken by the independent accountant and legal fees, $72,000 for rent, maintenance, and utilities, $130,000 for permits and expenses required to maintain our mining rights, $114,000 for taxes and insurance, $120,000 for office expenses, $20,000 for other miscellaneous expenses, including marketing and investor relations expenses and $1,200,000 for outstanding accounts payable.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work on the Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders), we may consider a sale of the Company or its assets, or another option that may become available.

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

To date, we have raised capital through the sale of shares of our common stock, sales of convertible promissory notes and short term loans. For the quarter and six months ended November 30, 2009, we raised an additional $100,000 and $430,000, respectively, in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 3 to the Consolidated Financial Statements. The Company’s Chief Executive Officer and Chairman of the Board made several loans to the Company as described in Note 7 to the Consolidated Financial Statements. As of January 19, 2010, the total aggregate outstanding principal amount of all short term loans was $39,500. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

We must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of the fiscal quarter ended November 30, 2009, we had total assets of $317,268 consisting of no cash and various other assets.

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

Financial Information for Comparative Three and Six Months Ending November 30, 2009 and 2008.

We have not earned any revenues and have had only losses since our inception, including during the six months ending in November 30, 2009 and 2008.

We incurred operating expenses in the amount of $1,369,639 and $2,253,032 during the quarters ended November 30, 2009 and 2008, respectively. The decrease in expenses of $883,393 consisted of decreases in share based compensation of $445,109, geology fees of $324,235, and other expenses such as professional fees, office maintenance, insurance and travel of $114,049.

We incurred operating expenses in the amount of $2,135,327 and $5,619,414 during the six months ended November 30, 2009 and 2008, respectively. The decrease in expenses of $3,484,087 consisted of decreases in share based compensation of $3,085,922, geology fees of $492,006, and other expenses such as office maintenance, insurance and travel of $235,127 offset by an increase in professional fees of $328,968.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

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

ITEM 4. CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, November 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2009.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended November 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We recorded the following unregistered sales or issuances of equity securities during the quarter ended November 30, 2009:

We issued convertible promissory notes with an aggregate principal amount of $100,000 to two individuals (the “Notes”). The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock at an exercise price of $0.25 per share, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Notes would automatically convert into shares of the Company’s common stock at a conversion price of $0.25 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter ended November 30, 2009.

ITEM 5. OTHER INFORMATION.

The Company requested its legal counsel to make certain accommodations to the Company regarding payment of outstanding legal fees. On or about January 7, 2010, in exchange for the allowance of such accommodations, the Company entered into an agreement with its law firm whereby the Mexican Subsidiary agreed to grant and pledge, as security for the payment of the debt, a security interest in and a lien on all of its rights to the Company’s mining concessions.

ITEM 6. EXHIBITS.

Incorporation by Reference

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed herewith

10.1	Payment Agreement and General Release					X

10.2	Pledge Agreement					X

10.3	Pledge Agreement (English Translation)					X

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ M. Jack Kugler

Name: M. Jack Kugler
Title: Chief Executive Officer and Chairman of the Board
Date: January 19, 2010

U.S. Precious Metals, Inc.

By:	/s/ Jesus Oliveras

Name: Jesus Oliveras
Title: Chief Financial Officer
Date: January 19, 2010

INDEX TO ATTACHED EXHIBITS

EXHIBIT

10.1	Payment Agreement and General Release

10.2	Pledge Agreement

10.3	Pledge Agreement (English Translation)

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).