Form 10-Q
period 2010-02-28
U S PRECIOUS METALS INC
filed 2010-04-19
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,819,696 shares of common stock issued and outstanding as of April 19, 2010.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This quarterly report on Form 10-Q (this “ Quarterly Report ”) contains certain forward-looking statements that are subject to risks and uncertainties. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Quarterly Report, the words “anticipate,” “believe,” “plan,” “target,” “estimate,” “intend,” “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our strategy, future plans for exploration and production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this Quarterly Report are based upon information available to our management on the date of this Quarterly Report.

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed with the Securities and Exchange Commission (“ SEC ”) on September 16, 2009 (the “ Annual Report ”) under “ Item 1A. Risk Factors .” More broadly, these factors include, but are not limited to:

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

We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described in our Annual Report under “ Item 1A. Risk Factors .” The list above, together with the factors described in our Annual Report under “ Item 1A. Risk Factors ,” is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Quarterly Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

Form 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at February 28, 2010 (unaudited) and at May 31, 2009 (audited).	4

Consolidated Statements of Operations (unaudited) for the three months ended February 28, 2010 and February 28, 2009.	5

Consolidated Statements of Operations (unaudited) for the nine months ended February 28, 2010 and February 28, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to February 28, 2010.	6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended February 28, 2010 and February 28, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to February 28, 2010.	7

Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4. Controls and Procedures.	16

Item 4T. Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	18

Item 4. Submission of Matters to a Vote of Security Holders.	18

Item 5. Other Information.	18

Item 6. Exhibits.	19

Signatures	20

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

  CONSOLIDATED BALANCE SHEETS

	February 28, 2010	May 31, 2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$53,940	$21,081
Miscellaneous receivables	-	350
Prepaid expenses	48,435	23,696
Total current assets	102,375	45,127

Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,127
Total property and equipment:	134,392	134,004
Less: accumulated depreciation	(51,214)	(37,784)
Net property and equipment	83,178	96,220

Other Assets:
Investment in mining rights	216,576	184,319
Deposits	25,839	5,914
Total other assets	242,415	190,233
Total Assets	$427,968	$331,580

LIABILITES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,037,974	$1,171,481
Accrued expenses	19,822	36,927
Accrued compensation	276,884	140,986
Loan from officers	21,700	-
Convertible notes payable	1,302,184	-
Total current liabilities	3,658,564	1,349,394

Long Term Liabilities:
Convertible notes payable	215,657	764,317
Total Long Term liabilities	215,657	764,317

Stockholders' Deficiency
Preferred stock: authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding	-	-
Common stock: authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 53,193,499 and 50,793,499 shares, respectively	532	508
Additional paid in capital	13,374,195	12,144,622
Deficit accumulated during exploration stage	(16,820,980)	(13,927,261)
Total stockholders' deficiency	(3,446,253)	(1,782,131)
Total Liabilities and Stockholders' Deficiency	$427,968	$331,580

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,
	2010	2009

Revenues	$-	$-
Expenses	632,994	736,695
Operating Loss	(632,994)	(736,695)

Other Income (Expense):
Interest income	-	137
Interest expense	(45,382)	(8,866)

Loss accumulated during the
exploration stage	$(678,376)	$(745,424)

Net Loss per Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	52,081,277	51,090,423

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			January 21, 1998
			(Date of Inception
	Nine Months Ended February 28,		of Exploration Stage) to February 28,
	2010	2009	2010

Revenues	$-	$-	$-
Expenses	2,768,321	6,356,109	16,677,961
Operating Loss	(2,768,321)	(6,356,109)	(16,677,961)

Other Income (Expense):
Interest income	-	5,491	17,960
Interest expense	(125,398)	(8,866)	(160,979)

Loss accumulated during the
exploration stage	$(2,893,719)	$(6,359,484)	$(16,820,980)

Net Loss per Share
Basic and Diluted	$(0.06)	$(0.13)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	51,143,563	49,483,559

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28,		January 21, 1998 (Date of Inception of Exploration Stage) to February 28,
	2010	2009	2010
Operating Activities:

Net Loss	$(2,893,719)	$(6,359,484)	$(16,820,980)
Adjustments required to reconcile net loss to cash
used by operating activities:
Depreciation	13,430	11,972	51,214
Common stock issued for services	404,188	1,289,300	6,135,133
Stock based compensation	636,656	2,770,000	3,406,656
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	124,464	8,866	158,781
Changes in operating assets and liabilities:
Miscellaneous receivable	350	8,353	(2,985)
Prepaid expenses	17,261	(670)	(6,435)
Deposits	(19,925)	52,020	(25,839)
Accounts payable	866,493	677,246	2,037,974
Accrued expenses	249,606	113,777	296,707
Net Cash Used in Operating Activities	(601,196)	(1,428,620)	(4,660,515)

Investing Activities:
Investment in mining rights	(32,257)	(130,554)	(201,576)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	(388)	(7,641)	(134,392)
Net cash Used in Investing Activities	(32,645)	(138,195)	(444,243)

Financing Activities:
Proceeds from sale of common stock	-	400,000	3,492,500
Proceeds from exercises of warrants	-	185,000	267,498
Proceeds from convertible notes	645,000	500,000	1,375,000
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	116,300	-	116,300
Repayment of loans from officers	(94,600)	-	(94,600)
Net Cash Provided by Financing Activities	666,700	1,085,000	5,158,698
Net increase (decrease) in cash	32,859	(481,815)	53,940
Cash beginning of period	21,081	623,017	-
Cash, end of period	$53,940	$141,202	$53,940

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “ Company ”) as of February 28, 2010 and for the three and nine months ended February 28, 2010 and 2009, have been prepared in accordance with United States generally accepted accounting principles (“ GAAP ”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three and nine months ended February 28, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in the Financial Accounting Standards Boards’ (“ FASB ”) Accounting Standards Codification (“ ASC ”) and Industry Guide 7 of the SEC. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to February 28, 2010, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue has been realized through February 28, 2010. The Company has incurred cash and non-cash losses to February 28, 2010 of $16,820,980.

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

February 28, 2010

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

As of February 28, 2010, none of the Company’s mineralized material met the definition of proven or probable reserves.

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

February 28, 2010

(Unaudited)

Net Loss per Share

The Company computes basic and diluted net loss per common share by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At February 28, 2010, there were outstanding options to purchase 9,000,000 shares of common stock. At February 28, 2009, there were warrants outstanding to purchase 4,427,500 shares of common stock and options to purchase 8,000,000 shares of common stock. The share equivalents of these were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive because the Company incurred losses from operations for all periods.

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

Supplementary Cash Flows Information

There was no cash paid for income taxes during the nine month periods ended February 28, 2010 and 2009. During the nine months ended February 28, 2010 the Company paid $972 for interest. There was no interest paid during the comparable period for 2008.

During the nine months ended February 28, 2010, the Company issued 400,000 shares of common stock to consultants as compensation for services; these shares were valued at $117,000.  Of the total, $42,000 was recorded as a prepaid expense and is being expensed over the life of the consulting contract.  In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2010 of 2,000,000 shares of its common stock to officers and directors as compensation for services; these shares were valued at $460,000.  Of the total, approximately $131,000 was recorded as an expense during the fiscal year ended May 31, 2009 and is included in accrued compensation at May 31, 2009.  During the nine months ended February 28, 2009, the Company issued 38,000 shares of common stock to consultants as compensation for services; these shares were valued at $24,300. In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000.

During the nine months ended February 28, 2010, options to purchase 3,000,000 shares of common stock were issued for services valued at $600,000. In addition, during the nine months ended February 28, 2010, the Company modified outstanding options to purchase 1,000,000 shares of common stock and recorded additional compensation costs of $36,700. During the nine months ended February 28, 2009, options to purchase 9,000,000 shares of common stock were issued for services valued at $2,770,000.

During the nine months ended February 28, 2010, one convertible note holder exercised his option to convert his note plus accrued interest totaling approximately $15,900 into 53,134 shares of common stock.  These shares were issued subsequent to February 28, 2010.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

3.	CONVERTIBLE NOTES PAYABLE

2009 Notes

During the nine months ended February 28, 2010, the Company issued an additional $480,000 in convertible promissory notes and one convertible note holder exercised his option to convert his note plus accrued interest totaling approximately $15,900 into 53,134 shares of common stock.  As of February 28, 2010 there were a total of $1,195,000 outstanding convertible promissory notes (the “2009 Outstanding Notes”).

The 2009 Outstanding Notes bear simple interest at an annual rate of 16% and may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the 2009 Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s 2009 Outstanding Notes into shares of the Company’s common stock at the applicable conversion price (ranging from $0.20 to $0.30 per share), subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.  The 2009 Outstanding Notes will automatically convert into shares of the Company’s common stock at the applicable conversion price, if the Company completes any financing that result in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.  The 2009 Outstanding Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010, except for $50,000 of the notes for which this date is December 31, 2011. Interest expense of $157,841 has been accrued as of February 28, 2010 on the 2009 Outstanding Notes and is payable upon maturity.

2010 Notes

As of February 28, 2010, the Company has received $165,000 in convertible promissory notes dated March 1, 2010 (the “2010 Outstanding Notes”) pursuant to a private offering of up to $1,000,000 of notes, which is subject to commissions equal to ten percent (10%) of the gross proceeds of the notes and a warrant exercisable for ten percent (10%) of the common stock underlying the principal amount of the notes issued.

The 2010 Outstanding Notes bear simple interest at an annual rate of 16% and may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the 2010 Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s 2010 Outstanding Notes into shares of the Company’s common stock at any time after September 1, 2010 and on or before the maturity date, at the lesser of (a) the fifteen (15) day trading average of the Company’s common stock or (b) $0.25 (the “Conversion Price”); calculated at the earliest of (i) the completion of the sale of all the notes; (ii) notification from the placement agent that it is terminating the offering; or (iii) if no notice from the placement agent, May 17, 2010 (the “Final Closing”); provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable.  If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at the Conversion Price.

The maturity date of the 2010 Outstanding Notes is the earliest to occur of: (i) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company, (ii) a change of control; (iii) two (2) years from the Final Closing; or (iv) May 17, 2012.

The Company has signed an agreement with Hudson Financial Partners (“Hudson”) in January 2010. Under this agreement Hudson will sell $1,000,000 convertible notes under the Company’s private placement memorandum, as described above. Subsequent to February 28, 2010 through April 19, 2010, the Company has sold through Hudson an additional $327,500 in convertible notes.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

4.	COMMON STOCK

During the nine months ended February 28, 2010, the Company issued 400,000 shares of common stock to consultants as compensation for services; these shares were valued at $117,000.  Of the total, $42,000 was recorded as a prepaid expense and is being expensed over the life of the consulting contract.  In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2010 of 2,000,000 shares of its common stock to officers and directors as compensation for services; these shares were valued at $460,000.  Of the total, approximately $131,000 was recorded as an expense during the fiscal year ended May 31, 2009 and is included in accrued compensation at May 31, 2009.

During the nine months ended February 28, 2009, the Company issued 38,000 shares of common stock to consultants as compensation for services; these shares were valued at $24,300. In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2009 of 2,300,000 shares of its common stock to officers, directors, and former directors as compensation for services; these shares were valued at $1,265,000.

During the nine months ended February 28, 2009, the Company sold 800,000 units for gross proceeds of $400,000. Each unit consisted of one share of common stock and one half of a warrant (or an aggregate of 800,000 shares of common stock and warrants to purchase 400,000 shares of common stock). Each whole warrant entitled the holder to purchase one share of common stock at an exercise price of $1.00 and had a one year exercise term. In addition, during the nine months ended February 28, 2009, the Company issued 440,000 shares of common stock for $110,000, upon exercise of a warrant.

As of February 28, 2010 there are no warrants outstanding and as of February 28, 2009 there were 4,427,500 warrants outstanding.

5.	STOCK OPTIONS

During the nine months ended February 28, 2010, the Company granted its Chief Executive Officer and Chairman of the Board fully vested options to purchase 3,000,000 shares of common stock; these options were valued at $600,000. In addition, during the nine months ended February 28, 2010, the Company modified the exercise price of outstanding options to purchase 1,000,000 shares of common stock with all other terms remaining the same and recorded additional compensation costs of $36,700 which represented the excess of the fair value of the modified options issued over the original value on the date of the exchange.

During the nine months ended February 28, 2009, the Company issued fully vested options to purchase 9,000,000 shares of common stock which had been granted prior to May 31, 2008. These 9,000,000 options were issued after the fiscal year ended May 31, 2008 because shareholder approval of the Company’s 2007 Stock Option Plan occurred after that date. The value of the option grants of $2,770,000 was charged to expense during August 2008. Of the total issued, 3,000,000 of these options were cancelled during fiscal year 2009.

The following assumptions were used in the Black Scholes option pricing model to determine the share based employee compensation expense relating to stock options granted during the nine months ended February 28, 2010 and 2009: risk-free interest rate 1.36-2.20% and 2.68-3.39%, respectively, expected life of the options of 3.5-5 and 5 years, respectively, expected volatility of 137% and 134-141%, respectively, expected dividend yield of 0%.

6.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $3,556,189, accumulated losses of $16,620,980 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Loans from an Officer

During the nine months ended February 28, 2010, Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board made several loans to the Company totaling $116,300 which bear simple interest of 6% annually. As of February 28, 2010, the Company repaid $94,600. The remaining loans outstanding of $21,700 have maturity dates expiring between January and February of 2011.

Subsequent to February 28, 2010, Michael Jack Kugler was paid in full on the $21,700 balance including interest.

Common Stock Issued for Services

In October 2009, the Board approved a grant of 250,000 shares of common stock to a director in lieu of cash compensation for services rendered to the Company during calendar year 2009. These shares were issued in January 2010. (See Note 4).

Common Stock Options Issued for Services

In October 2009, the Board granted Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board, an option to purchase 3,000,000 shares of common stock. (See Note 5).

8.	PLEDGE AGREEMENT

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

9.	SUBSEQUENT EVENTS

On March 11, 2010, the Company’s board of directors approved the officer and directors compensation for the calendar year 2010. The board approved the issuance of an aggregate of 1,500,000 shares of stock in July 2010 valued at $300,000 for compensation to the five board directors and one officer. The related expense will be recorded beginning in March 2010 over the remainder of the calendar year.

On March 22, 2010, the Company’s Mexican subsidiary, as well as several officers of the Company, was served with a lawsuit by an ex-officer and director of the Company relating to his termination.   The case is currently in the preliminary stages and outside counsel has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the outcome.  The Company believes the suit is without merit and intends to vigorously defend its position.

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

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “ Solidaridad Property ”).Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

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

To date, we have raised capital through the sale of shares of our common stock, sales of convertible promissory notes and short term loans. For the quarter and nine months ended February 28, 2010, we raised an additional $215,000 and $645.000, respectively, in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 3 to the Consolidated Financial Statements. The Company’s Chief Executive Officer and Chairman of the Board made several loans to the Company as described in Note 7 to the Consolidated Financial Statements. As of February 28, 2010, the total aggregate outstanding principal amount of all short term loans to our Chief Executive Officer was $21,700. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal quarter ended February 28, 2010, we had total assets of $427,968 consisting of cash of $53,940 and various other assets.

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

Financial Information for Comparative Three and Nine Months Ending February 28, 2010 and 2009.

We have not earned any revenues and have had only losses since our inception, including during the nine months ending in February 28, 2010 and 2009.

We incurred operating expenses in the amount of $632,994 and $736,695 during the quarters ended February 28, 2010 and 2009, respectively. The decrease in expenses of $103,701 consisted of a decrease in professional fees of $240,131, an increase in salaries and benefits of $91,181 and the aggregate net increase between other expenses such as, office maintenance, insurance and travel of $45,249.

We incurred operating expenses in the amount of $2,768,321 and $6,356,109 during the nine months ended February 28, 2010 and 2009, respectively. The decrease in expenses of $3,587,788 consisted of decreases in share based compensation of $3,018,456, drilling and excavation expenses of $474,845, and the aggregate net decrease between other expenses such as professional fees, salaries and benefits, office maintenance, insurance and travel of $94,847.

Interest expense for the three and nine months ended February 28, 2010 was $45,382 and $125,398, respectively.  Interest expense for both the three and nine months ended February 28, 2009 was $8,866.  Interest expense relates primarily to our convertible notes payable as described in Note 3 to the Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”) and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, February 28, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended February 28, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. On March 22, 2010, the Company’s Mexican subsidiary, as well as several officers of the Company, was served with a lawsuit by an ex-officer and director of the Company relating to his termination.   The case is currently in the preliminary stages and outside counsel has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the outcome.  The Company believes the suit is without merit and intends to vigorously defend its position.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We recorded the following unregistered sales or issuances of equity securities during the quarter ended February 28, 2010:

We issued convertible promissory notes with an aggregate principal amount of $50,000 to two individuals (the “ Notes ”). The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock at an exercise price of $0.20 per share, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Notes would automatically convert into shares of the Company’s common stock at a conversion price of $0.20 per share if the Company completes any financing that results in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter ended February 28, 2010.

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
Date: April 19, 2010

U.S. Precious Metals, Inc.

By:	/s/ Jesus Oliveras

Name: Jesus Oliveras
Title: Chief Financial Officer
Date: April 19, 2010

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