Form 10-K
period 2010-05-31
U S PRECIOUS METALS INC
filed 2010-09-14
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

          (Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2010

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission file number: 000-50703

U.S. PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1839426

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

801 International Parkway, 5 th Floor
Lake Mary, Florida	32746

(Address of principal executive offices)	(Zip Code)

(407) 566-9310

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Jesus Oliveras, CFO of U.S. Precious Metals, Inc.
801 International Parkway, 5 th Floor
Lake Mary, FL 32746
Telephone: 407-566-9310/Fax: 407-566-9321

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. o  Yes      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. o  Yes      ☒  No

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes      o  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o  Yes      o  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer ,” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). o  Yes      x  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,492,796 at November 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 59,807,196 shares of common stock issued and outstanding as of September 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “ Securities Act ”): None

2

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2010

3

4

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under “Item 1A. Risk Factors .” More broadly, these factors include, but are not limited to:

·	decisions of foreign countries and banks within those countries;
·	unexpected changes in business and economic conditions;
·	change in interest rates and currency exchange rates;
·	timing and amount of production, if any;
·	technological changes in the mining industry;
·	our costs;
·	changes in exploration and overhead costs;
·	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
·	results of future feasibility studies, if any;
·	the level of demand for our products;
·	changes in our business strategy;
·	interpretation of drill hole results and the geology, grade and continuity of mineralization;
·	the uncertainty of mineralized material estimates and timing of development expenditures;
·	commodity price fluctuations; and
·	changes in exploration results

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

Summary Of Business

U.S. Precious Metals, Inc. (OTC BB: USPR.OB) was incorporated in the State of Delaware on January 21, 1998. As used herein, “ we ,” “ us ,” “ our ,” the “ Company ” or “ USPR ” mean U.S. Precious Metals, Inc. and U.S. Precious Metals de Mexico, S.A. de C.V. (our “ Mexican Subsidiary ”) unless otherwise indicated. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We focus on gold, silver and copper primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “ Solidaridad Property ”). Our mining concessions grant us the right to explore and exploit the minerals found in the ground pursuant to the regulations, rules and directives imposed by the Mexican government. See “Item 2. Properties” for more information about our mining concessions. To date, we have invested approximately $2,091,000 in our preliminary determinations of mineralized material located on the Solidaridad Property.

As part of our core drilling program, which began in February of 2008, we completed fourteen drill holes, ten of which had shown mineralized zones and four of which have not shown significant results. As a result of this exploration and drilling program, we have determined that gold, silver and copper are present on the portion of the Solidaridad Property we have drilled. Our continued exploration and drilling has resulted in an increase in our estimates of mineralized material located on the Solidaridad Property. We have based our estimates of the mineralized material on the results from fourteen drill holes located on less than five acres of the Solidaridad Property. This five acre area represents approximately 0.00135% of the Solidaridad Property (the “ Explored Area ”), meaning approximately 99.965% of the Solidaridad Property remains unexplored (the “ Unexplored Area”). Based on the results of this initial phase of exploration, the Company’s Board of Directors decided that a second phase of drilling was appropriate to understand more about the minerals structure of the concession. The second phase was initiated in April 2010 with an additional 10,000 meters planned. As of this writing, we have completed 14 additional drill holes (approximately 4,000 meters) in the 2010 drilling campaign, the results of which are being processed  at our laboratory facility in the city of Morelia. The results of the assayed drilled cores thus far are indicative of the need for a continued drilling program to be able to identify an ore body that may be mineable.

The Company’s management has continued to invest resources into our exploration and drilling program during fiscal year 2010, and intends to extend the campaign over the next several years to determine whether the Unexplored Area contains mineralized material. Depending upon our ability to obtain sufficient funding, we may also engage mining professionals as consultants and/or employees to survey the property, apply industry standard methodologies and to develop and implement a business plan appropriate for the size of the Solidaridad Property as well as any mineralized material identified during the exploration process. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

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

We have determined there is sufficient access to and from the Solidaridad Property as well as between the Solidaridad Property and regional ports, although we will have to develop significant infrastructure in order to access the entire Solidaridad Property and to engage in meaningful exploration and drilling. There is currently limited or no infrastructure on the Solidaridad Property. Additional information on the necessary infrastructure for the Solidaridad Property will be determined through development of our mining activities. We believe that in Morelia, which is the city closest to the Solidaridad Property, there will be sufficient access to personnel and supplies to support our expanded exploration and drilling operations as well as our planned exploitation program. We have not yet drilled any wells in an attempt to locate water on the Solidaridad Property. However, water was located within three feet of the surface in drill hole number one. The water level in drill hole number one fluctuates but generally remains close to the surface, which we believe indicates that water may lie close to the surface. The local climate is conducive to year-round operations and is not expected to pose any significant barriers to our exploration and drilling program or our planned exploitation program.

If we raise sufficient funds to complete an on-site metallurgical laboratory, we expect to transition our metallurgical testing of the ore from outside laboratories to such on-site laboratory. We have a test laboratory in Morelia but will need a processing laboratory on the Solidaridad Property. We have already initiated that process and have built the laboratory facilities and certain equipment but have not been able to complete the whole facility yet.

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

Employees

We currently have two full time employees who serve as our executive officers. These individuals devote all of their business time to our affairs. In addition to our executive officers, we currently employ seventeen Mexican nationals, seven of whom are permanent full time employees of the Mexican Subsidiary and ten of whom are employed “at-will” through a Mexican based employment agency.

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

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well established companies for capital. Our inability to develop the Solidaridad Property due to a lack of funding, even if such development is warranted, would have a material adverse effect on our operations and financial position.

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

Prior to the commencement of any exploitation program, we have and will continue to secure various regulatory permits from federal, state and local agencies. These government and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental ( “MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of the following areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The MIA has only been submitted and approved with respect to a small portion of the Solidaridad Property. We plan to submit a MIA for other portions of the Solidaridad Property depending upon obtaining sufficient funding.

We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violation of environmental permits, licenses or approvals issued with respect to our operations.

Likewise, we must comply with all mining regulations imposed by the Mexican government, including the periodic filing of mining work reports and the payment of surface taxes with respect to our mining concessions. The department responsible for all mining activities is the Ministry of Economy through its General Mining Bureau Dirección General de Minas . The General Mining Bureau issues all mining permits, licenses and approvals required with respect to mining concessions. All mining companies, agreements, resolutions and other rights and obligations related to mining concessions have to be recorded before the Public Registry of Mining Registro Publico de Mineria. We are not aware of any material violation of mining regulations, permits, licenses or approvals issued with respect to our mining concessions.

In connection with our business activities in Mexico, under Mexican law, all Mexican corporations in which foreign investors participate as shareholders, regardless of the amount of the investment, must be registered before the National Registry of Foreign Investment Registro Nacional de Inversiones Extranjeras (“NRFI”) and shall comply with the periodical obligations and filings provided by the Foreign Investment Law Ley de Inversión Extranjera (“FIL”). We have registered our Mexican Subsidiary before the NRFI and complied with all obligations under the FIL. In addition, Mexican law imposes certain corporate obligations to all Mexican companies under the General Law of Commercial Companies Ley General de Sociedades Mercantiles and our Mexican Subsidiary is in compliance of all its corporate obligations imposed by such law.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY

We are a development stage company with limited operating history. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 1998, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts, including fundraising, acquiring the Solidaridad Concessions (as defined below), and conducting limited exploration on a small portion of the Solidaridad Property. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

OUR COMPANY HAS LIMITED OPERATING HISTORY MAKING AN EVALUATION OF THE COMPANY DIFFICULT.

The Company has only had limited operations to date and requires additional financing for working capital, exploration and mining initiatives, including its proposed exploration program on the Solidaridad Property.  While the results of an initial geological study conducted by two independent geologists on the property appear to be promising, if the results from the contemplated exploration program prove unsuccessful or not prospective, it may be difficult for the Company to attract funding necessary to conduct additional exploration activities on the property.  The Company cannot predict whether its exploration program will be successful.  Moreover, no assurances can be given that, even with a capital infusion, the Company will be able to successfully and profitably develop the Solidaridad Property.

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION

We have no established source of revenues, a working capital deficit of $3,600,452 accumulated losses of $18,580,973 since inception. Accordingly, the opinion of our auditors for the years ended May 31, 2010 and May 31, 2009 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING

Our independent registered public accounting firm’s report to our audited financial statements for the fiscal year ended May 31, 2010, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern. If we are unable to continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

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

WE DO NOT EXPECT TO GENERATE REVENUES

We are an exploration stage company; therefore, we anticipate that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues. Consequently, we expect to incur significant losses into the foreseeable future. If we are unable to raise additional funding, we will not be able to continue our operations.

THE EXPLORATION INDUSTRY IS CAPITAL INTENSIVE AND HIGH RISK

The industry within which the Company expects to engage in is historically capital intensive and of high risk.  The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to explore the Solidaridad Property and ability to discover viable and economic mineralized material.  The ability to discover such mineralized materials are subject to numerous factors, most of which are beyond the Company’s control and are not predictable.  Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Any exploration program entails risks relating to:

•

The ability to discover economic ore deposits;

•

The subsurface location of economic ore deposits;

•

The development of appropriate metallurgical processes;

•

The receipt of necessary governmental approval; and

•

The construction of mining and processing facilities at any site chosen for mining.

In addition, the commercial viability of a mineral deposit is dependent on a number of factors including:

•

The price;

•

Exchange rates; and

•

The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting, and environmental protection.

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

LIMITED GEOLOGICAL WORK HAS BEEN CONDUCTED ON EXISTING MINING CLAIMS THEREFORE THE COMPANY DOES NOT HAVE EVIDENCE THAT ECONOMIC RESOURCES EXIST ON THE PROPERTY

The Company has conducted limited geological work on the Solidaridad Property.  The work consisted of preliminary geological sampling and surveys performed by two independent mining geologists.  The Company has also received a completed a National Instrument 43-101 Report (the “NI 43-101 Compliant Report”) from an independent consultant which discloses certain technical information about the Company’s mineral projects as well as estimates of proven and probable mineral resources.  While these results appear encouraging, additional exploration work will be required to be performed by the Company to determine, whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, the Company may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that the Company will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

THE SPECULATIVE PRICES OF GOLD, SILVER, AND COPPER MAY ADVERSELY IMPACT COMMERCIALIZATION EFFORTS

As stated above, exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience.  In particular, even if the Company is successful in identifying gold, silver, or copper deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, silver, or copper, among other factors.  The market price of gold, silver, and copper has historically been unpredictable, and subject to wide fluctuations.  The decline in the price of gold, silver, or copper could render a discovered property uneconomic for unpredictable periods of time.

THE MINERAL EXPLORATION INDUSTRY IS SUBJECT TO NUMEROUS REGULATIONS WHICH MAY ADVERSELY IMPACT OUR MINING EFFORTS

The mineral exploration and mining industry is subject to numerous statutory and regulatory requirements and controls at various governmental levels.  Regulations can impact the manner and methodology of mining activities undertaken by the Company.  The impact of such regulations cannot be predicted, and may cause unexpected delays, and/or become cost prohibitive, thereby rendering any prospect uneconomic.

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

ENVIRONMENTAL AND OTHER RISKS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS

Mining activities pose certain environmental risks, as well as personal injury risks.  While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company. Our mining operations are subject to environmental regulation by the SEMARNAT, the environmental protection agency of Mexico. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations.

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

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including, but not limited to, any exploitation program, require permits from the Mexican government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, if any, of the Solidaridad Property may be materially and adversely affected.

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

WE MAY EXPERIENCE SUPPLY AND EQUIPMENT SHORTAGES

We may not be able to purchase all of the supplies and materials we need to continue our mining activities due to shortage of funds, lack of availability or other reasons. This could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers, drilling equipment and excavators, that we might need to conduct our mining activities. If we cannot find the supplies and equipment we need, we may have to suspend our operations until we do find the supplies and equipment we need. If we are unable to find the supplies in Mexico but can find them in another location, the cost will increase significantly, as will the time to deliver.

THERE ARE RISKS INHERENT IN DOING BUSINESS IN MEXICO

The Solidaridad Property is located in the State of Michoacán, Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

·	labor disputes;

·	invalidity of governmental orders;

·	uncertain or unpredictable political, legal and economic environments;

·	war;

·	civil and political unrest;

·	crime and security issues including but not limited to drug cartel activity;

·	property disputes;

·	changes to existing laws or policies relating to the mining industry that increase our costs;

·	unpredictable changes in or application of taxation regulations;

·	delays in obtaining or the inability to obtain necessary governmental permits;

·	governmental seizure of land or mining concessions;

·	limitations on ownership;

·	limitations on the repatriation of earnings;

·	increased financial costs;

·	import and export regulations, including restrictions on the export of gold, silver and copper; and/or

·	foreign exchange controls.

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

WE ARE REQUIRED TO MAKE PAYMENTS TO RETAIN THE SOLIDARIDAD CONCESSIONS

Our ability to retain good title to the Solidaridad Concessions and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our interest in one or more of our concessions.

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

MATERIAL LOSSES IN EXCESS OF INSURANCE COVERAGE COULD ADVERSELY AFFECT OUR EXPLORATION AND FUTURE PRODUCTION ACTIVITIES

We have limited insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards, including, without limitation:

·	environmental hazards;

·	industrial accidents;

·	metallurgical and other processing problems;

·	failure of pit walls or dams;

·	acts of God; and/or

·	equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

·	damage to, or destruction of, mineral properties or production facilities;

·	personal injury or death;

·	environmental damage;

·	delays in exploration; and/or

·	monetary losses.

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

WE ARE DEPENDENT UPON OUR OFFICERS

The Company is dependent on its current officers, directors, and consultants to effectuate many of the Company’s services and plans for the implementation of the Company’s proposed activities and business.  The Company’s Chief Operating Officer and President and certain board members have significant experience in the area of exploring for and/or mining precious metals.  Neither the Chief Operating Officer nor any of the other officers or board members has made any long term commitment to the Company.  If one or more of these individuals were to resign, there is no guarantee that we could replace them with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

AT THE PRESENT TIME WE ARE UNABLE TO PAY ANY DIVIDENDS

The Company has not paid any cash dividends and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.  It is anticipated that earnings, if any, which may be generated from operations will be used to finance the continued operations of the Company.  Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of the securities offered hereby.

FUTURE ISSUANCE OF SECURITIES COULD CAUSE DILUTION TO EXISTING SHAREHOLDERS

The Company has the authority to issue up to 100,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  Future issuances of common and preferred stock will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive.

CERTAIN OF OUR OFFICERS MAY HAVE CONFLICTS OF INTEREST

Certain conflicts of interest exist with respect to management and the operations of the Company.  Although management has committed to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters.  Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company.

AN ADVERSE EVALUATION OF OUR INTERNAL CONTROLS COULD RESULT IN LOSS OF INVESTOR CONFIDENCE

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended May 31, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this Annual Report, there is no assurance that we can retain that control in the future as our business expands. If we are unable to maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

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

STOCK PRICE VOLATILITY

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

·	changes in the worldwide price for gold, silver and copper;

·	disappointing results from our exploration and drilling efforts;

·	fluctuation in production costs that make mining uneconomical;

·	unanticipated variations in grade and other geological problems;

·	unusual or unexpected rock formations;

·	failure to reach commercial production or producing at rates lower than those targeted;

·	decline in demand for our common stock;

·	downward revisions in securities analysts’ estimates or changes in general market conditions;

·	investor perception of our industry, our Company or the Solidaridad Concessions; and/or

·	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market price of securities has been highly volatile. These fluctuations are often unrelated to asset value and may have a material adverse effect on the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND OUR STOCK EXPERIENCES PRICE FLUCTUATIONS

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

Several factors may affect the prices for mineralized material, including, without limitation:

·	global supply and demand;

·	global or regional political, economic or financial events and situations;

·	investors’ expectations with respect to the rate of inflation;

·	currency exchange rates;

·	interest rates; and/or

·	investment and trading activities of hedge funds and commodity funds.

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

The above group of concessions are collectively referred to as the “ Solidaridad Concessions .” Our concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. The Company has confirmed the Solidaridad Concessions are in full force and effect as of the date of this Annual Report.

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

Prior Exploration Activities

The property was discovered in 1995 by La Esperanza de Oro, SA de CV. (“La Esperanza”) after a favorable report by their geologist. Exploration on the property was conducted by La Esperanza in 1996 and M.I.M. Holdings (now Xstrata) in 1997 – 1998. Geochemical soil surveys by La Esperanza showed anomalous ore grade readings for gold, silver and copper. The anomalies extended out several thousand feet both north and south of the workings. M.I.M. Holdings also identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation drill holes. The drilling indicated gold-copper-silver mineralization. Based on M.I.M.’s estimates, the largest zone, the Main Zone proved 3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper to a depth of 150 meters. Two other areas of mineralization identified by M.I.M. include the North Zone, which lies 300 meters north of the Main Zone, and Cuendeo, which lies 2 kilometers to the south. Little is known of the sampling methods made by La Esperanza or M.I.M. Holdings. We have not substantiated their findings and do not currently have the funding to do so.

Present Condition of Our Property

Our plan of exploration consists of continued definition and exploratory drilling of the Solidaridad Property. To date, we have completed twenty eight drill holes with plans to continue drilling through assuming we can obtain sufficient funding. Out of the total twenty eight drill holes, five holes have not shown significant mineralization.  As part of our core drilling program approximately 7,300 meters of core samples were produced. The core samples are sent to our core laboratory in Morelia where the samples are logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is prepared and shipped to Vancouver, Canada. The information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff and the data is entered into a computer modeling program so that analyses can be made by our staff. The Company rents a house at the drill site and plans to build a facility which will, provide on-site lodging for drill crews and our staff. We started the construction of the camp facility, but it is not yet functional due to lack of funding. If the Company can raise sufficient funds, of which there can be no assurance, we expect to complete the camp facility. (Leslie, we have 14 and 14 at the front. I changed it before but I think you missed the change).

A heavy rainfall washed out access roads to the claim sites and created water drainage problems, therefore we made road improvements to allow access to the sites. We have made limited road improvements to address the water drainage problems included creating some concrete drainage ditches and water sumps. We still need to build more roads to access other area targeted for exploration and drilling. We will need additional funding to complete roads and drill paths moving forward.

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

While continuing our definition and exploratory drilling aimed at increasing our estimate of mineralized material, we also plan to implement a small exploitation program provided we can raise sufficient funds to do so. We believe a more comprehensive understanding of the estimated mineralized material on the property and a Feasibility B Study would allow the Company more options as we look to monetize the value of the mineralized materials. These options may include, but are not limited to, entering into a joint venture with an operating company, permitting an operating company to undertake exploration work at the Solidaridad Property, seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets. Of course there can be no guarantee that we will be able to raise sufficient capital to execute our current business plan or remain in business, or that if we do obtain sufficient funding, that our estimates of mineralized material will increase or that circumstances or market conditions will be sufficient to allow us to benefit from any of these options.

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

The Company has commissioned and received a 43-101 Compliant Report from Applied Minerals, Inc., an independent consultant, which discloses certain technical information about the Company’s mineral projects as well as estimates of the mineralized material located on the Solidaridad Property. Michael Floersch, the CEO of Applied Minerals, Inc., was engaged in February 2008 by the Company to advise us regarding our drilling program, initiate and maintain the chain of custody procedure for the core samples from the drill site to the assayer in Kellogg, Idaho and assume responsibility for quality control in the drilling program.

Office Facilities

In July 2009, we relocated our headquarters from Sanford, Florida to Lake Mary, Florida. We currently have a one year lease which, if not renewed, will expire in July 2011.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2011 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease. The Company also had a one year lease for a house in Michoacán, Mexico which expires July 31, 2011 and calls for monthly rent of 10,000 Mexican pesos (approximately US $800).

The warehouse in Morelia houses the core laboratory, provides a core sample storage area and temporary offices. In addition, we anticipated completion of a metallurgical and chemistry laboratory on the Solidaridad Property with operations to begin in 2009. However, due to lack of funding this has not occurred. The Company has suspended any construction efforts until such time as it receives sufficient funding to move forward. If the Company can raise sufficient funds, of which there can be no assurance, we expect that this laboratory could be functional by the first quarter of 2011. If and when the laboratory becomes functional, we currently plan to use it to assist the technical staff in all necessary real time testing and evaluations of mineralization during the exploration and drilling stages as well as in developing the Feasibility A and B reports at the end of the two year exploration and drilling program discussed above. Otherwise, we will continue to have the metallurgical testing conducted by outside laboratories

Glossary

Core Samples	Cylindrical pieces of subsurface material removed by a drill and brought to the surface for examination.

Development	The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

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

Hectare	A metric unit of measurement for surface area. One hectare equals 1/200 th of a square kilometer, 10,000 square meters or 2.47 acres.

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

Metallurgy Testing	The testing of metals and their physical and chemical properties in bulk.

Mineralized Material	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Mudstone	Fine grained sedimentary rock whose original constituents were clays or muds.

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

During the fiscal year 2010, an action was commenced against the Company by an ex employee and director in Mexico, before the Mexican Labor and Arbitration Council. The former employee claimed that he had a contract with our Mexican entity and worked for more than five years without compensation. The Company, based on this advice of its Mexican legal counsel, believes the lawsuit is frivolous and without merit. .

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly Period	High	Low

Fiscal year ended May 31, 2009:
First Quarter	$1.01	$0.38
Second Quarter	$0.75	$0.21
Third Quarter	$0.43	$0.16
Fourth Quarter	$0.34	$0.18

Fiscal year ended May 31, 2010:
First Quarter	$0.35	$0.12
Second Quarter	$0.40	$0.16
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.28	$0.13

During the quarter ended August 31, 2010, the high and low sales price of our common stock on the OTCBB were $0.21 and $0.08 per share, respectively.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as a  “penny stock” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish the customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgement of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Interwest Transfer Company, Inc. (“Interwest”) as the transfer agent for our common stock. The principal office of Interwest is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 and its telephone number is (801) 272-9294.

Holders

As of May 31, 2010, there were approximately 333 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name.”

Warrants Outstanding

As of May 31, 2010, there were warrants to purchase 705,612 shares of common stock outstanding. Warrants to purchase all 705,612 shares of common stock are exercisable at $0.16 per share and expire on May 27, 2015. If all of these warrants are exercised before they expire, the Company will receive gross proceeds of approximately $113,000. However we have no control of whether the warrants will be exercised by the holders of the warrants. The exercise of the warrants is completely dependent upon the actions of a third party who may be influenced by many factors, including, without limitation, the trading price of our common stock and the exercise price of the warrant. If we are not able to obtain additional funding, we will not be able to continue our drilling program or execute our current plan of operation. To the extent that warrants are exercised, the outstanding shares will be diluted in terms of percentage of ownership and per share cost basis.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended May 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	9,000,000	$0.30	11,000,000

Equity compensation plans not approved by security holders	—	—	—

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

During fiscal year 2010, the Company issued an additional 4,000,000 options. In connection with this issuance, 1,000,000 options were cancelled and replaced with same amount of options, however, the exercise price of these options were re-priced from $0.90 to $0.23. The remaining 3,000,000 were granted to Jack Kugler, an ex officer and director, as part of his compensation.

As of May 31, 2010, grants of options to purchase 3,000,000 shares of common stock were terminated under the terms of the Plan.

During August 2010, the Board of Directors approved the issuance of an additional 3,000,000 options to three Directors. The value of options will be recorded in the first quarter of fiscal year 2011.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Equity Securities

As of September 10, 2010, the Company has raised $88,750 through an equity private placement. The private placement calls for a sale of up to $500,000 at $0.05 to accredited selected investors. A total of 1,775,000 shares have been issued in connection with this placement.

In June 2010 the Company sold $395,000 in Convertible Promissory Notes.  The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after September 1, 2010 and on or before the maturity date, into shares of Common Stock at the conversion price of $0.16 provided, however , that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) May 17, 2012. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.16 per share.

From March 2010 until May 31, 2010, the Company sold $1,152,500 in Convertible Promissory Notes. The terms of the Notes were the same as the terms of the Notes issued in June 2010.

In January 2010, the Company sold $50,000 in Convertible Promissory Notes. The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after March 31, 2010 and on or before the maturity date, into shares of Common Stock at the conversion price of $0.20 per share provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2011. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.20 per share.

In October 2009 the Company sold $100,000 in Convertible Promissory Notes. The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after March 31, 2010 and on or before the maturity date, into shares of Common Stock at the conversion price of $0.25 per share provided , however , that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.25 per share.

In June through August 2009 the Company sold $280,000 in Convertible Promissory Notes. The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after August 31, 2009 and on or before the maturity date, into shares of Common Stock at the conversion price of $0.30 per share provided, however , that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share. During this same period, the Company sold $50,000 in convertible Promissory Notes with a conversion price of $0.21 per share with same terms as stated in this Note.

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

During the fiscal year ended May 31,2009, the Company sold $730,000 in Convertible Promissory Notes (the “ Notes ”) to various accredited investors pursuant to a private offering The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after June 30, 2009 and on or before the maturity date, into shares of Common Stock at a conversion price of $0.30 per share; provided , however , that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Note bears simple, annual interest at 16%. The maturity date of the Note is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share.

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2011, most of our investment in mining properties do not appear as an asset on our balance sheet.

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $1,000,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $600,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $120,000 for rent, maintenance, office expenses and utilities, $114,000 for permits and expenses required to maintain our mining rights, $43,000 for taxes and insurance, and $43,000 for other miscellaneous expenses, including travel expenses.

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

To date, we have raised capital through the sale of common stock, convertible promissory notes and short term loans. For the fiscal year ended May 31, 2010, we raised a total of $1,632,500 in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described in Note 3 to the Consolidated Financial Statements contained elsewhere in this Annual Report. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal year ended May 31, 2010, we had total assets of $759,128 consisting of cash in the amount of $393,322 and other various assets totaling $365,806.

As of the fiscal year ended May 31, 2009, we had total assets of $331,580 consisting of cash in the amount of $21,081 and other various assets totaling $310,499.

Results of Operations – Year Ended May 31, 2010 Compared to Year Ended May 31, 2009.

Financial Information from Comparative Years

We did not earn any revenues and have had only losses since our inception, including during the years ending May 31, 2010 and 2009. We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. Although the exploration drilling program has been ongoing and the limited results we have obtained to date have been positive, we can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

We incurred operating expenses in the amount of $4,451,586 and $6,935,824 during the year ended May 31, 2010, and 2009, respectively. The decrease in expenses of $2,484,238 consisted in decreases in share based compensation of $1,964,145, drilling and excavation expenses of $307,458, and the aggregate net decrease between other expenses such as professional fees, salaries and benefits, office maintenance, insurance and travel of $212,635.

Interest expense for the year ended May 31, 2010 and 2009 was $202,126 and $34,595 respectively. Interest expense relates primarily to our convertible notes payable as described in Note 3 to the Consolidated Financial Statements contained elsewhere in this Annual Report.  The increase in interest expense is the direct result of issuances of additional convertible notes payable during the year ended May 31, 2010.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2010 and 2009, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

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

MAY 31, 2010

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. and subsidiary (an exploration stage company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, at May 31, 2010, the Company has no established source of revenues, a working capital deficit of $3,600,452 and has accumulated losses of $18,580,973 since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/	Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
September 13, 2010

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2010	May 31, 2009
ASSETS
Current Assets:
Cash	$ 393,322	$ 21,081
Prepaid and other current assets	64,343	24,046
Total current assets	457,665	45,127

Property and Equipment
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,127
Total property and equipment	134,392	134,004
Less: accumulated depreciation	(54,891)	(37,784)
Net property and equipment	79,501	96,220

Other Assets:
Investment in mining rights	216,588	184,319
Deposits	5,374	5,914
Total other assets	221,962	190,233
Total Assets	$ 759,128	$ 331,580

LIABILITES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 2,282,014	$ 1,208,408
Accrued compensation	426,914	140,986
Convertible notes payable (Note 3)	1,349,189	-
Total current liabilities	4,058,117	1,349,394

Long Term Liabilities:
Convertible notes payable (Note 3)	914,780	764,317

Commitments and contingencies (Note 9)

Stockholders' Deficiency
Preferred stock: authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding	-	-
Common stock: authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 53,319,696 and 50,793,499 shares, respectively	533	508
Additional paid in capital	14,366,671	12,144,622
Deficit accumulated during exploration stage	(18,580,973)	(13,927,261)
Total stockholders' deficiency	(4,213,769)	(1,782,131)
Total Liabilities and Stockholders' Deficiency	$ 759,128	$ 331,580

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended		January 21, 1998
	5/31/2010	5/31/2009	(Date of Inception
			of Exploration Stage)
			to May 31, 2010
Revenues	$ -	$ -	$ -
Expenses	4,451,586	6,935,824	18,361,226
Operating Loss	(4,451,586)	(6,935,824)	(18,361,226)

Other Income (Expense): Interest Income Interest Expense	- (202,126)	5,608 (34,595)	17,960 (237,707)
Total net other expense	(202,126)	(28,987)	(219,747)

Loss accumulated during the exploration stage	$ (4,653,712)	$ (6,964,811)	$ (18,580,973)

Net Loss per Share Basic and Diluted	$ (0.09)	$ (0.14)

Weighted Average Number of Shares Outstanding – Basic and Diluted	51,832,637	49,017,308

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
(Continued)

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
(carried forward)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Concluded)

Deficit
		Additional	Accumulated
Common Stock		Paid in	During
Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2009	50,793,499	$ 508	$ 12,144,622	$ (13,927,261)	$ (1,782,131)
(Carried forward)
Shares and warrants issued for services	2,473,063	24	1,251,954		1,251,978
Notes converted into shares of common stock	53,134	1	15,939		15,940
Share based compensation			636,656		636,656
Discount on convertible notes payable (Note 3)			317,500		317,500
Net loss for the year				(4,653,712)	(4,653,712)

Balance, May 31, 2010	53,319,696	$ 533	$ 14,366,671	$(18,580,973)	$ (4,213,769)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

			21-Jan-98
			(Date of Inception
	Fiscal Year Ended May 31,		of Exploration Stage)
	2010	2009	to May 31, 2010)
Operating Activities:
Net Loss	($4,653,712)	($6,964,811)	($18,580,973)

Adjustments required to reconcile net loss to cash used by operating activities:
Depreciation	17,107	18,404	54,891
Shares and warrants issued for services	1,183,499	1,145,112	6,914,444
Share based compensation	636,656	2,770,000	3,406,656
Amortization of debt discount	7,734	-	7,734
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	192,858	34,317	227,175
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(19,297)	6,460	(46,328)
Deposits	540	51,266	(5,374)
Accounts payable and accrued expenses	1,073,606	1,157,991	2,282,014
Accrued compensation	333,407	(23,708)	343,581
Net Cash Used in Operating Activities	(1,227,602)	(1,804,969)	(5,286,921)

Investing Activities:
Investment in mining rights	(32,269)	(101,589)	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	(388)	(10,376)	(134,392)
Net Cash Used in Investing Activities	(32,657)	(111,965)	(444,255)

Financing Activities:
Proceeds from sale of common stock	-	400,000	3,492,500
Proceeds from exercise of warrants	-	184,998	267,498
Proceeds from convertible notes	1,632,500	730,000	2,362,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	117,700	-	117,700
Repayment of loans from officers	(117,700)	-	(117,700)
Net Cash Provided by Financing Activities	1,632,500	1,314,998	6,124,498

Net increase (decrease) in cash balance	372,241	(601,936)	393,322
Cash balance, beginning of period	21,081	623,017	-
Cash, end of period	$393,322	$21,081	$393,322

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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
May 31, 2010

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

The above group of concessions are collectively referred to as the “Solidaridad Concessions” The Company’s concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work, on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $3,600,452, accumulated losses of $18,580,973 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting

The Company is an exploration stage company, as defined in the Statement of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915 “Development Stage Entities” and Industry Guide # 7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From inception to May 31, 2010, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying. No revenue had been realized through May 31, 2010. The Company has incurred cash and non-cash losses to May 31, 2010 of $18,580,973.

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
May 31, 2010

Investments in Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins.

Fair Value of Financial Instruments

The Company estimates the carrying value of financial instruments, which include cash, and accounts payable, approximates the fair value at the balance sheet date due to their short-term maturity. The fair value of the Company’s convertible notes payable, which bear interest at 16%, approximate their cost due to their relatively short term nature.

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

As of May 31, 2010, none of the Company’s mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2010 and 2009, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction and Florida. Tax returns since fiscal 2006 remain open for examination. The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes”. The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  At May 31, 2010 and 2009, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of May 31, 2010 and 2009, no interest and penalties related to uncertain tax positions had been accrued.

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

Net Loss per Share

The Company computes net loss per common share in accordance with ASC Topic 260, “Earnings Per Share”. Under the provisions of ASC Topic 260, basic and diluted net loss per common share are computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic and diluted net loss per share are the same.

	Years ended May 31,
	2010	2009
Numerator:
Net loss - basic and diluted	$(4,653,712)	$(6,935,824)

Denominator:
Weighted average shares – basic	51,832,637	49,017,308

Effect of dilutive stock options and warrants	-	-

Denominator for diluted earnings per share	51,832,637	49,017,308
Loss per share
Basic	$(0.09)	$(0.14)

Diluted	$(0.09)	$(0.14)

At May 31, 2010 and 2009, there were warrants outstanding to purchase 705,612 and 400,000 shares of common stock, respectively. In addition, at May 31, 2010 and 2009, there were options to purchase 9,000,000 and 6,000,000 shares of common stock, respectively. The share equivalents of these were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive because the Company incurred a loss from operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and investment in mining rights. The Company evaluates long-lived assets for impairment in accordance with Topic 360 of ASC, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company believes the carrying value of its long-lived assets will be recovered in the future and therefore as of May 31, 2010  no impairment has been recorded.

Supplementary Cash Flows Information

There was no cash paid for income taxes during any of the periods presented. During the years ended May 31, 2010 and 2009, the Company paid $1,534 and $278, respectively, for interest.

During the year ended May 31, 2010, one convertible note holder exercised his option to convert his note plus accrued interest totaling approximately $15,900 into 53,134 shares of common stock.

During the year ended May 31, 2010, the Company issued 73,063 shares of common stock for legal services valued at $14,850 and  400,000 shares of common stock to consultants as compensation for services valued at $117,000.  Of the total, at May 31, 2010, $21,000 is recorded as a prepaid expense and $42,000 is being expensed over the life of the consulting contract. In addition, the Company’s Board of Directors approved the issuance in the first calendar quarter of 2010 of 2,000,000 shares of its common stock to officers and directors as compensation for services; these shares were valued at $460,000.  Of the total, approximately $329,000 and $131,000 was recorded as an expense during the fiscal years ended May 31, 2010 and 2009, respectively.  In March 2010, the Company’s Board of Directors approved the issuance of 1,500,000 shares of its common stock to officers and directors as compensation for services rendered to the Company during the calendar year 2010.  These shares were issued in July 2010 and the Company recorded an expense of approximately $83,000 during the fiscal year ended May 31, 2010 for these shares, which is included in accrued compensation at May 31, 2010.

During the year ended May 31, 2010, options to purchase 3,000,000 shares of common stock were issued for services valued at $600,000. In addition, the Company modified outstanding options to purchase 1,000,000 shares of common stock and recorded additional compensation costs of approximately $36,700.

During the year ended May 31, 2010, the Company recorded a discount on convertible notes of $317,500 and expense for amortization of discount of $7,734 (see Note 3).

During the year ended May 31, 2010, the Company granted 2,762,500 shares of the common stock to a consultant in connection with the issuance of convertible notes.  These shares were valued at approximately $525,000 and were recorded as an expense during the fiscal year ended May 31, 2010.  In addition, the Company issued 705,612 warrants to purchase shares of the Company’s common stock to the same consultant valued at approximately $135,000 which were recorded as an expense during the fiscal year ended May 31, 2010.

During the year ended May 31, 2009, the Company issued 1,838,000 shares of common stock for services of which 1,800,000 were issued to officers and directors and 38,000 were issued to consultants, these shares were valued at $1,014,300.  In addition, options to purchase 9,000,000 shares of common stock were issued for services valued at $2,770,000.

During the year ended May 31, 2003, the Company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

New Accounting Pronouncements

In June 2009 FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” — an amendment of SFAS No. 140” (“SFAS 166”)”, (Topic 860 of FASB ASC).  This statement removes the concept of a qualifying special-purpose entity which was primarily codified into Topic 810 of FASB ASC, Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of these statements to have a material impact this statement may have on the consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS 167”), (ASC Topic 810). This statement requires an analysis of existing investments to determine whether variable interest or interests gives the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. This statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact this statement may have on the consolidated financial statements. The Company does not expect the adoption of these statements to have a material impact on the consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Measurements”, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Company adopted provisions of ASU 2009-06 that were affective after December 15, 2009 and the application of those provisions had no impact on the Company’s consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Reclassifications

Certain reclassifications have been made to the 2009 financial statements as well as the January 21, 1998 (Date of Inception of Exploration Stage) to May 31, 2010 financial statements to conform to the 2010 presentation.

3.	CONVERTIBLE NOTES PAYABLE

2009 Notes

During the years ended May 31, 2010 and 2009, the Company issued $480,000 and $730,000, respectively, in convertible promissory notes and one convertible note holder exercised his option to convert his note plus accrued interest totaling approximately $15,900 into 53,134 shares of common stock.  As of May 31, 2010 there were a total of $1,195,000 outstanding convertible promissory notes (the “2009 Outstanding Notes”).

The 2009 Outstanding Notes bear simple interest at an annual rate of 16% and may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the 2009 Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s 2009 Outstanding Notes into shares of the Company’s common stock at the applicable conversion price (ranging from $0.20 to $0.30 per share), subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.  The 2009 Outstanding Notes will automatically convert into shares of the Company’s common stock at the applicable conversion price, if the Company completes any financing that result in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.  The 2009 Outstanding Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010, except for $50,000 of the notes for which this date is December 31, 2011. Interest expense of $206,863 has been accrued as of May 31, 2010 on the 2009 Outstanding Notes and is payable upon maturity.

2010 Notes

As of May 31, 2010, the Company has received $1,152,500 in convertible promissory notes (the “2010 Outstanding Notes”) pursuant to a private offering of up to $2,000,000 of notes.

The 2010 Outstanding Notes bear simple interest at an annual rate of 16% and may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the 2010 Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s 2010 Outstanding Notes into shares of the Company’s common stock at any time after September 1, 2010 and on or before the maturity date, at the conversion price of $0.16 as calculated per the convertible promissory note agreements, provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable.  If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at the conversion price.

The maturity date of the 2010 Outstanding Notes is the earliest to occur of: (i) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company, (ii) a change of control; or (iii) May 17, 2012.  Interest expense of $19,372 has been accrued as of May 31, 2010 on the 2010 Outstanding Notes and is payable upon maturity.

The Company has calculated the beneficial conversion feature of the 2010 Outstanding Notes as of the commitment date of each note equal to the difference between the conversion price and the fair value of the common stock on that date.  The portion of the proceeds allocated to the beneficial conversion feature of approximately $318,000, has been discounted and recorded to additional paid-in-capital.  The Company amortized the discount using the effective interest rate method over the term of the promissory notes.  The amortization of the discount of approximately $8,000 for the year ended May 31, 2010, is included in interest expense on the consolidated statement of operations.

The Company has signed agreements, including two consulting service agreements, with HFP Capital Markets LLC (“HFP”) to sell up to $2,000,000 of these convertible notes whereby HFP earns commissions equal to ten percent (10%) of the gross proceeds of the notes and warrants equal to ten percent (10%) of the common stock underlying the principal amount of the notes issued.   During the year ended May 31, 2010, the Company recorded commission expense paid to HFP of approximately $115,000 and an expense of approximately $135,000 for the issuance of 705,612 warrants.  The warrants have an exercise price of $0.16 and are exercisable at anytime through May 17, 2015.  The Company calculated the fair value of the warrants issued using the Black-Scholes model with the following assumptions:  risk-free interest rate of 2.02%-2.44%, expected life of the warrants of 5 years, expected volatility of 166%-169%, and expected dividend yield of 0%.

Per the consulting service agreements discussed above, the Company granted 2,000,000 fully vested shares of common stock to HFP for the first $1,000,000 raised through convertible notes. In addition, HFP will earn up to 5,000,000 shares of the common stock upon the second $1,000,000 raised that vests on a pro-rata basis for each dollar raised. During the year ended May 31, 2010, the Company raised $152,500 of the second $1,000,000 through convertible notes and HFP received the rights to 762,500 shares of the common stock. During the year ended May 31, 2010, the Company recorded compensation expense of approximately $525,000 related to the above grants.

Subsequent to May 31, 2010, the Company has sold through HFP an additional $395,000 in convertible notes.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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

In March 2009, the Company’s Board of Directors adopted a new stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each share of the Company’s common stock, par value $0.00001 per share to stockholders of record as of April 10, 2009. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a newly designated Series A Preferred Stock at a purchase price of $10.00, subject to adjustment. The Rights Plan expired on March 17, 2010 with none of the rights redeemed.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

5.	PREFERRED AND COMMON STOCK

The Company is authorized to issue preferred and common stock. The Company has not assigned any preferred rights to the preferred stock, nor has been any preferred stock been issued. As of May 31, 2010, only common stock had been issued.

During the year ended May 31, 2010, the Company issued 473,063 shares of common stock to consultants as compensation for services valued at approximately $132,000.  In addition, the Company issued 2,000,000 shares of its common stock to officers and directors as compensation for their services for the calendar year 2009.  These shares were valued at a total of $460,000 of which $329,000 and $131,000 were recorded as an expense during the years ended May 31, 2010 and 2009, respectively.  During the year ended May 31, 2010, the Company also granted 2,762,500 shares of the common stock to a consultant in connection with the issuance of convertible notes.  These shares were valued at approximately $525,000 and were recorded as an expense during the fiscal year ended May 31, 2010 however the shares were not issued until July 2010..

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

Changes in the outstanding warrants during the years ended May 31, 2010 and 2009 are detailed on the following schedule.

Balance, June 1, 2008	4,767,500

Warrants issued	400,000
Warrants expired	(4,027,500)
Warrants exercised	(740,000)

Balance, May 31, 2009	400,000

Warrants expired	(400,000)
Warrants issued (see Note 3)	705,612
Balance, May 31, 2010	705,612

All warrants outstanding as of May 31, 2010 have an exercise price of $0.16 and will expire on May 27, 2015.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

6.	STOCK OPTION PLAN

In December 2007, the Company’s Board of Directors approved the 2007 Stock Option Plan (the “ Plan”) and in August 2008, the shareholders of the Company approved the Plan. Under the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants. As of May 31, 2008, the Company had approved the grant of 9,000,000 options, subject to and pending shareholder approval of the Plan. These 9,000,000 options were issued after fiscal year ended May 31, 2008 because shareholder approval occurred after that date. The value of the option grants of $2,770,000 was charged to expense during August 2008.

The following shows the activity of Company options during the year ended May 31, 2010 and 2009:

		Weighted-Average	Weighted-Average
	# of Options	Exercise Price	Remaining Contractual Term

Options outstanding , June 1, 2008	-	-	-
Options granted	9,000,000	$0.36
Options cancelled	(3,000,000)	$0.21
Options outstanding, May 31, 2009	6,000,000	$0.44	4.60
Options granted	4,000,000	$0.23
Options cancelled	(1,000,000)	$0.90
Options outstanding, May 31, 2010	9,000,000	$0.30	3.24

As of May 31, 2010, all outstanding options are exercisable and fully vested.

There were no options exercised during the years ended May 31, 2010 and 2009. The total fair value of options vested during the years ended May 31, 2010 and 2009 was $600,000 and $2,770,000 respectively. In addition during the year ended May 31, 2010, the Company modified the exercise price of outstanding options to purchase 1,000,000 shares of common stock with all other terms remaining the same and recorded additional compensation costs of $36,700, which represented the excess of the fair value of the modified options issued over the original value on the date of the exchange. At May 31, 2010, there was no aggregate intrinsic value of options outstanding and currently exercisable and there is no unrecognized compensation cost related to these options. The Company expects to issue shares upon exercise of these options from its authorized shares of the common stock.

The Company calculated the fair value of the options issued during the years ended May 31, 2010 and 2009 using the Black-Scholes model with the following assumptions:  risk-free interest rate of 2.20%-3.39%, expected life of the options of 5 years, expected volatility of 134%-141%, and expected dividend yield of 0%.

During August 2010, the Board of Directors approved the issuance of an additional 3,000,000 options to three Directors. The value of the options will be recorded in the first quarter of fiscal year 2011.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

7.	RELATED PARTY TRANSACTIONS

Loans from an Officer

During the year ended May 31, 2010, Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board, made several loans to the Company totaling $117,700 which bore simple interest of 6% annually. As of May 31, 2010, the Company has repaid all of the loans including interest.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Common Stock Issued for Services

During the year ended May 31, 2009, the Company issued the following common stock to officers and directors for their services to the Company:

Last Name, First Name	Title / Position	NUMBER OF SHARES ISSUED	Value of Stock at Measurement Date

Astore, Robert	Director	250,000	$137,500
Baer, Sheldon	Director	250,000	$137,500
Burney, David	President	200,000	$110,000
Garcia, Jose	VP/Director	250,000	$137,500
Kugler, Michael Jack	CEO/Chairman of Board	250,000	$137,500
Oliveras, Jesus	CFO	100,000	$55,000
Pane, Gennaro	Director	250,000	$137,500
Russell, Brian	Director	250,000	$137,500
Toscano, Peter	Officer and Director	250,000	$137,500
Wagenti, Jack	Director	250,000	$137,500

		2,300,000	$1,265,000

Subsequent to the Board of Director’s action in October 31, 2008, which approved issuing 250,000 shares of common stock to each of the board members with issuance date in the first quarter of calendar year 2009 in lieu of cash compensation, and prior to issuance, certain facts came to the attention of the Board that indicated certain of the board members had failed to provide the services to the Company for which those compensatory shares were approved. In light of those facts, the approval to issue those 500,000 compensatory shares to those board members were rescinded. The related expense of $275,000 for these services was reversed in the fourth quarter of fiscal year 2009.

During the year ended May 31, 2009, the Company’s Board of Directors also approved the granting of the following common stock to officers and directors for their services to the Company during the calendar year 2009:

Last Name, First Name	Title / Position	NUMBER OF SHARES ISSUED	Value of Stock at Measurement Date

Baer, Sheldon	Director	250,000	$57,500
Burney, David	President	250,000	$57,500
Kugler, Michael Jack	CEO/Chairman of Board	500,000	$115,000
Oliveras, Jesus	CFO	250,000	$57,500
Pane, Gennaro	Director	250,000	$57,500
Russell, Brian	Director	250,000	$57,500

		1,750,000	$402,500

These shares were issued in January 2010. During the years ended May 31, 2010 and 2009, the Company has recorded approximately $272,000 and $130,000 respectively, of the above expense. At May 31, 2009, the expense is included in the accrued compensation on the accompanying consolidated balance sheet. The Company uses historical data to estimate vesting provisions and employment termination within the common stock grants.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

In October 2009, The Board approved an additional grant of 250,000 shares of common stock to David Burney in lieu of cash compensation for services rendered to the company during calendar year 2009 and expensed $57,500 during the year ended May 31, 2010. These shares were issued in January 2010.

During the year ended May 31, 2010, the Company’s Board of Directors approved the granting of the following common stock to officers and directors for their services to the Company for the calendar year 2010:

		Number of	Value of Stock at
Last Name, First Name	Title / Position	Shares Issued	Measurement Date

Baer, Sheldon	COO and Director	250,000	$ 50,000
Burney, David	President	250,000	$ 50,000
Kugler, Michael Jack	Former CEO/Chairman of Board	250,000	$ 50,000
Oliveras, Jesus	CFO and Director	250,000	$ 50,000
Pane, Gennaro	Director	250,000	$ 50,000
Russell, Brian	Former Director	250,000	$ 50,000
		1,500,000	$300,000

The shares listed above were issued in July 2010, however they do not vest unless the officer / director serves his position through December 31, 2010, otherwise the shares are forfeited. In August 2010, two of the above officers / directors resigned and therefore forfeited their shares. During the year ended May 31, 2010, the Company has recorded approximately $83,000 of the total expense which is included in accrued compensation on the accompanying consolidated balance sheet at May 31, 2010.

Cash Payments

During the year ended May 31, 2009, the Company paid approximately $72,000 to employees who were related to our officers and directors.

8.	INCOME TAXES

The Company has experienced losses since inception. As of May 31, 2010, the Company has a federal net operating loss (NOL) of approximately $11,949,000 which will expire between fiscal 2023 and 2030. In addition, the Company’s Mexican Subsidiary has a NOL of approximately $771,000 which will expire between 2018 and 2020.

The Company’s deferred tax assets are as follows:

	May 31, 2010	May 31, 2009

NOL carry forwards	$ 4,570,586	$ 3,689,482
Share based compensation	1,560,653	941,800
Interest expense and other	170,982	11,762
Total	6,302,221	4,463,044

Valuation allowance	(6,302,221)	(4,643,044)

Net deferred tax asset	$ -	$ -

At May 31, 2010 and 2009, the Company has established a full valuation allowance for the deferred tax assets that are more likely than not to be realized. During fiscal 2010, the valuation allowance increased by approximately $2,213,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

The Company’s reconciliation of the provision for income taxes from the statutory rate to the effective rate for the years ended May 31, 2010 and 2009 is as follows:

	2010	2009

Statutory U.S. federal tax rate	34.0%	34.0%

Mexican rate differential	(0.5)	(.9)

Change in valuation allowance	(33.5)	(33.1)

Effective tax rate	0.0%	0.0%

9.		COMMITMENTS AND CONTINGENCIES

Lease Commitments

In December 2008, the Company’s office was relocated from Celebration, Florida to Sanford, Florida, where it operated out of the home of one of the Company’s officers, at no charge to the Company. In July 2009, the Company’s office was relocated from Sanford, Florida to Lake Mary, Florida. The lease for this office space expires on July 9, 2011 and calls for monthly rent of $249 per month.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2011 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

The Company also had a three year lease for a house in Michoacán, Mexico which was set to expire April 1, 2010. On August 31, 2009, the Company cancelled this lease for a penalty of 16,000 Mexican Pesos (approximately US $1,200). The Company entered into a one year lease for a different house in Michoacán, Mexico which was set to expire on August 1, 2010 and called for monthly rent of 16,000 Mexican Pesos (approximately US 1,200). During the year ended May 31, 2010 the Company cancelled this lease and obtained a lease for a new house calling for a monthly rent of 10,000 Mexican Pesos (approximately US $800) which expires on July 31, 2011.

The Company’s future minimum lease payments are as follows (using the May 31, 2010 average exchange rate of $12.51):

Fiscal year ending:

2011	$29,000

2012	$2,000

$31,000

Rent expense charged to operations for the years ended May 31, 2010 and 2009 was approximately $55,000 and $83,000 respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Employment Agreement

In May 2009, the Board of Director’s approved an annual base salary for the Company’s Chief Executive Officer and Chairman of the Board, of $250,000. This salary will accrue until it becomes payable. It will be payable only if, when and to the extent the Company retains a minimum balance in its operating account of at least $1,000,000. If at any time the Company’s operating account does not contain $1,000,000, no payment will be made until the Company’s operating account again contains $1,000,000.

The balance included in accrued compensation as of May 31, 2010 was $339,433.

Pledge Agreement

On or about November 2009, the Company purportedly entered into agreements with Duane Morris LLP whereby the Mexican Subsidiary agreed to grant and pledge, as security for the payment of a purported debt, a security interest in and a lien on all of its rights to the Company’s mining concessions.  The Company is contesting the validity of the agreements and the lien.

Contingencies

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

During the fiscal year 2010, an action was commenced against the Company by an ex employee and director in Mexico, before the Mexican Labor and Arbitration Council. The former employee claimed that he had a contract with our Mexican entity and worked for more than five years without compensation. The Company, based on this advice of its Mexican legal counsel, believes the lawsuit is frivolous and without merit.

10.	SUBSEQUENT EVENTS

In July 2010, the Company’s Board of Directors removed Mr. Jack Kugler from his position as Chief Executive Officer and Chairman of the Board after they determined that Mr. Kugler had received $100,000 as unauthorized advance of his salary (see Note 9) in violation of the Sarbanes Oxley act provisions against advances or loans to directors.  Mr. Kugler maintains that the advance was previously authorized by the Board.  Mr. Kugler also resigned as a board member on August 2, 2010.

In August 2010, the Board of Director’s has also terminated Duane Morris, LLP as the legal counsel of record. The Company is alleged to owe Duane Morris, LLP approximately $2,000,000, which is included in accounts payable and accrued expenses at May 31, 2010 on the accompanying consolidated balance sheet and is working with the current legal counsel to resolve the balance owed and the lien held by Duane Morris, LLP on its Mexican Concessions which the Company disputes. (see Note 9).

The Company has raised $88,750 through an equity private placement. The private placement calls for a sale of units up to $500,000 at $0.05 to accredited selected investors along with a one-half warrant exercisable at $0.25 for a period of six months.  A total of 1,775,000 shares and 887,500 warrants have been issued in connection with this placement.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and any disposition of our assets;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2010, our internal control over financial reporting was effective based on these criteria.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Wall Street Reform Act) recently approved which permanently exempts small public companies with less than $75 million in market capitalization (non-accelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor. Disclosure of management attestations on internal control over financial reporting under existing Section 404(a) is included as required in this report

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

MANAGEMENT

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below.  The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified.  All officers serve at the discretion of the Board of Directors.

Name	Age	Title
Jack Wagenti	73	Chairman
David W. Burney Jesus Oliveras	58 51	President and Director Chief Financial Officer and Director
Sheldon Baer	71	Chief Operating Officer and Director
Gennaro (Gennaro) Pane	47	Director

Jack Wagenti, Mr. Wagenti was elected to Board on August 9, 2010 and appointed as its Chairman on August 13, 2010.  Mr. Wagenti was previously elected Chairman of the Board and Chief Executive Officer in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until  the December 2007 appointment.  Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc.

David W. Burney. Mr. Burney was appointed President of the Company in December 2007 and Director of the Company on October 1, 2009.  Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine’s exploration group.  During the 1990’s, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources.  For the past three years, Mr. Burney has explored for copper resources in the Southwest United States.  Mr. Burney holds a Master’s Degree in Geology and Ore Deposits Exploration from the New Mexico Institute of Mining and Technology.

Jesus M. Oliveras.  Mr. Oliveras has been the Chief Financial Officer of the Company since April 25, 2008 and its secretary and treasurer since December 23, 2008 and was appointed director of the Company on July 30, 2010. Mr. Oliveras previously held the position of Chief Financial Officer of International Power Group, Ltd. (OTC BB: IPWG.OB) and, prior to that, Controller. He was with IPWG from September 7, 2007 until December 3, 2008. Mr. Oliveras has also worked as Director of Operations and Adjunct Professor for Ana G. Mendez University System from February 2005 until December 2006, Utilities Accountant for Orange County Utilities from November 2004 until February 2005, and Loan Officer for Centex Mortgage Company from March 2003 until November 2004. Mr. Oliveras has 27 years of experience in the field of accounting and finance and has worked extensively with multinational organizations. He has lead internal audits and has significant experience performing other accounting and finance operations. Mr. Oliveras attended the Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University where he received his Masters in International Business Administration. Mr. Oliveras received his Bachelor of Business Administration, Accounting & Finance from the Inter American University.

Sheldon Baer.  Mr. Sheldon Baer has been a director since December 6, 2007 and was appointed as the Acting Chief Executive Officer of the Company on July 30, 2010 until August 9, 2010 when he was appointed our Chief Operating Officer.  He is also currently the President of Golden Hands Construction Inc., a company which he personally founded in 1977.  Golden Hands specializes in construction of medical, commercial and industrial facilities, including mining facilities.  It has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine.

Gennaro (Gennaro) Pane.  Mr. Pane has been a Director of the Company since his appointment in 2007.  Since 2002 he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line.  In addition, he has been an owner of several small businesses in the hospitality industry.

Conflicts of Interest; Lack of Employment Contracts

Certain of the Company’s officers are not full time employees and are involved in other outside business activities, including, at least one other publicly held company. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

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

Based solely on the Company’s review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2010, all Section 16(a) filing requirements applicable to directors, officers and Beneficial Owners were complied except as follows:

Name	Officer, Director of Beneficial Owner	Number of Late Reports	Number of Transactions that were not reported on a timely basis	Any Known Failure to File a Required Form

Brian Russell	Director only	0	None	No

Gennaro Pane	Director only	1 - Form 4	One	No

Sheldon Baer	Director only	0	None	No

Jesus Oliveras	Officer only	0	None	No

David Burney	Officer only	0	None	No

M. Jack Kugler	Director and Officer	1- Form 4	One	No

The above individuals have indicated that they intend to file timely in the future.

Code of Ethics

The Company has adopted a Code of Ethics which is filed as an exhibit hereto. The Code of Ethics is  designed to deter wrong-doing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure, and compliance with applicable laws.

Audit Committee and Financial Expert

Our Board of Directors currently serves as our audit committee.  Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission because it has no audit committee and is not required to have an audit committee because its securities are not listed on any exchange. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current members are able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

·	our principal executive officer;

· ·

our principal financial officer

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2010; and

who we will collectively refer to as the “Named Executive Officers” for the fiscal year ended May 31, 2010.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

							Non-Equity
							Incentive	Non-Qualified
Name and							Plan	Deferred	All Other
principal	Fiscal			(1) Stock			Compensation	Compensation	Compensation
position	Year Ended	Salary ($)	Bonus ($)	Awards ($)	Option Awards ($)		($) -	Earnings ($)	( $) -	Total ($)

Michael
Jack
Kugler,
CEO (2)(A) (C)	2010	10,400	0	0	600,000	(D)	0	0	0	610,400
	2009	11,600	0	0	790,000	(B)	0	0	0	801,600

Dave
Burney,
President (3) (C)	2010	125,000	0	38,812	0		0	0	0	163,812
	2009	139,423	0	128,688	0		0	0	0	268,111

Jesus
Oliveras,
CFO (4)	2010	110,000	0	59,645	0		0	0	0	169,645
	2009	95,192	0	73,688	0		0	0	0	168,880

(1) Includes the following:

•

A portion of the 2,300,000 shares that were awarded in fiscal year 2008 for services to be rendered in calendar 2008 (the “2008 Shares”) which were issued during 2009 for Mr. Burney and Mr. Oliveras.  The 2008 Shares issued to Mr. Kugler were for his services as a Director are included in the Director Compensation table below.

•

A portion of the 1,750,000 shares that were awarded in fiscal year 2009 for services to be rendered in calendar 2009 (the “2009 Shares”) which were issued in January 2010 for Mr. Burney and Mr. Oliveras.  The 2009 Shares issued to Mr. Kugler were for his services as a Director are included in the Director Compensation table below.

•

A portion of the 1,500,000 shares that were awarded in fiscal year 2010 for services to be rendered in calendar 2010 (the “2010 Shares”) and issued in July 2010 for Mr. Oliveras which are being expensed throughout the calendar year.  This represents the portion that has been accrued as of May 31, 2010. The 2010 Shares are subject to a restriction agreement requiring the shares to vest as of December 31, 2010. Although the shares have been issued, they are subject to forfeiture if the grantee resigns or is removed from his position prior to the December 31, 2010 and may not be disposed of or transferred until such date. The 2010 Shares issued to Mr. Burney were for his services as a Director and are included in the Director Compensation table below.  The portion of the 2010 Shares not accrued as of May 31, 2010 are included in the Outstanding Equity Awards at Fiscal Year End table below.  The 2010 Shares issued to Mr. Kugler were subsequently forfeited  upon his resignation in August 2010 and are therefore not included in either table.

(2) Mr. Kugler was replaced as our Chief Executive Officer on July 30, 2010 and also resigned as Chairman of the Board of the Company on                          August 2, 2010.

(3) Mr. Burney was appointed President of the Company in December 2007 and a director in October 1, 2009.

(4) Mr. Oliveras was appointed Chief Financial Officer and Secretary and Treasurer of the Company on April 25, 2008 and December 23, 2008, respectively.  Mr. Oliveras was appointed a director on July 30, 2010.

(A) On May 29, 2009, the Board approved granting Mr. Jack Kugler an annual salary of two hundred fifty thousand dollars and 00/100 ($250,000) in connection with services rendered in this capacity as Chief Executive Officer and Chairman of the Board (the “Base Salary”). The Base Salary was to accrue until it became payable and was  payable only if, when and to the extent the Company retained a minimum balance in its operating account of at least one million dollars and 00/100 (the “Minimum Balance”). If at any time the Company’s operating account did not contain such Minimum Balance, the Base Salary was to accrue and become payable if, when and to the extent that the Company’s operating account again contained the Minimum Balance. The balance in the accrued compensation account as of May 31, 2010 was $339,433 and no salary was paid.

(B) During fiscal year ended May 31, 2008, the Board of Directors conditionally granted Mr. Kugler 1,000,000 options pursuant to the Company’s 2007 Stock Option Plan (the “Plan”) subject to majority shareholder approval. Said shareholder approval was received in August 2008. Accordingly, the conditional option grant under the Plan became effective after the Company’s fiscal year ended May 31, 2008 and is reported as granted in fiscal year ended May 31, 2009. These options are fully vested.

(C)The total compensation excludes Mr. Kugler’s and Mr. Burney’s compensation for services as directors of the Company which are included in the Director Compensation Table below.

(D) During fiscal year ended May 31, 2010, the Board of Directors granted Mr. Kugler options to purchase 1,000,000 shares of common stock pursuant to the Plan. These options are fully vested.

Outstanding Equity Awards at Fiscal Year End

The following Outstanding Equity Table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each name executive officer outstanding as of the end of the Company’s fiscal year ended May 31, 2010:

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
		Equity			Number	Market	Awards:	Payout
		Incentive			of	Value of	Number of	Value of
		Plan Awards:			Shares	Shares	Unearned	Unearned
		Number of			or Units	or Units	Shares,	Shares,
	Number of	Securities			of Stock	of Stock	Units or	Units or
	Securities	Underlying			That	That	Other	Other
	Underlying	Unexercised	Option	Option	Have Not	Have Not	Rights That	Rights That
	Unexercised	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
Name	Options (#)	Options (#)	Price ($)	Date	(#)	($)	Vested (#)	Vested (#)

Michael
Jack	1,000,000	-	$0.90	4/15/2013	-	-	-	-
Kugler, (1)	3,000,000	-	$0.23	10/01/2014	-	-	-	-
CEO (3) (4)

Gennaro Pane(2)	-	-	-	-	250000	$29,167	-	-
Brian Russell (4)	-	-	-	-	-	-	-	-
Sheldon Baer(2)	-	-	-	-	250000	$29,167	-	-
Dave Burney	-	-	-	-	250000	$29,167	-	-
Jesus Oliveras	-	-	-	-	250000	$29,167	-	-

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

(2)

Represents the portion of compensation approved for calendar year 2010 that has not been expensed as of May 31, 2010.  These shares together with those expensed and included in the Directors Compensation Table are a subject to a restriction agreement requiring the shares to vest as of December 31, 2010. Although shares have been issued as of July 2010, they are subject to forfeiture if the grantee resigns or is removed from his position prior to the December 31, 2010.

(3)

Mr. Kugler received a grant in October 2009 pursuant to the Plan for 3,000,000 options to purchase common stock which is exercisable at $0.23 and matures in five years.

(4)

Shares issued to Mr. Kugler and Mr. Russell for calendar year 2010 have subsequently been forfeited due to their resignation in August 2010 and therefore are not included in the table above.

Director Compensation

Directors receive no monetary compensation for their work for the Company. The following Director Compensation Table lists all compensation (cash, equity or other) received by Directors in each individual’s capacity as a director during the fiscal year ended May 31, 2010:

	Fees			Non-Equity
	Earned			Incentive	Non-Qualified
	or Paid	Stock		Plan	Deferred
	in Cash	Awards	Option	Compensation	Compensation	All Other
Name	$ -	($)(1)	Awards ($)	$ -	Earnings ($)	Compensation ($)	Total ($)

Gennaro Pane	-	$59,645	-	-	-	-	$59,645
Brian Russell(3)	-	$38,812	-	-	-	-	$38,812
Sheldon Baer	-	$59,645	-	-	-	-	$59,645

David Burney(2)	78,333	-	-	-	-	-	$78,333
M. Jack Kugler (2) (3)	77,625	-	-	-	-	-	$77,625

(1)

Includes the following:

•

A portion of the 1,750,000 shares that were awarded in fiscal year 2009 for services to be rendered in calendar 2009 (the “2009 Shares”) which were issued in January 2010.  The 2009 Shares issued to Mr. Burney were for his services as a Named Executive Officer and are included in the Summary Compensation table above.

•

The 250,000 shares issued to Mr. Burney in October 2009 for services as a director.

•

A portion of the 1,500,000 shares that were awarded in fiscal year 2010 for services to be rendered in calendar 2010 (the “2010 Shares”) and issued in July 2010 which are being expensed throughout the calendar year.  This represents the portion that has been accrued as of May 31, 2010. The 2010 Shares are subject to a restriction agreement requiring the shares to vest as of December 31, 2010. Although the shares have been issued, they are subject to forfeiture if the grantee resigns or is removed from his position prior to the December 31, 2010 and may not be disposed of or transferred until such date. The portion of the 2010 Shares not accrued as of May 31, 2010 are no included.  The 2010 Shares issued to Mr. Kugler and Mr. Russell were subsequently forfeited upon their resignation in August 2010 and are therefore not included in either table.

 (2) Mr. Kugler and Mr. Burney are also Named Executive Officers and any compensation that they received from the Company was received in their capacity as officers of the Company and not directors is fully reflected in the Summary Compensation Table above.

(3)  Mr. Russell resigned as  a director on August 2, 2010 and therefore, forfeited his rights to the shares awarded in July 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management As of September 13, 2010, there were a total of 59,807,196 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 801 International Parkway, 5th Floor, Lake Mary, FL 32746. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we assumed the exercise and conversion of all outstanding options and convertible promissory notes owned by such shareholders.

	Total	% Owned

M. Jack Kugler (1)	6,446,968	10.09%

Jack Wagenti (3)(5)	5,390,778	8.87%

Peter Toscano(2)	4,939,400	8.26%

Gennaro Pane (3) (7)	2,450,000	4.03%

Dave Burney (4) (7)	2,050,000	3.37%

Sheldon Baer (4)(6) (7)	1,771,395	2.91%

Jesus Oliveras (4) (7)	1,610,000	2.65%

All officers and directors	13,272,173	20.48%

(1) Affiliate over 5%; Includes 1,250,000 shares of common stock directly owned by Mr. Kugler, Also includes 1,000,000 shares in a trust indirectly owned by his wife as trustee for his children, 90,000 shares indirectly owned by his wife, Barbara Kugler, options to acquire 4,000,000 shares of common stock which are exercisable within 60 days and 106,968 shares of common stock issuable upon conversion of one Convertible Promissory Note that matures on 12/31/2010.

(2) Affiliate over 5%; Includes 3,939,400 shares of common stock directly owned by Mr. Toscano and 1,000,000 shares of common stock owned by his wife, Virginia Toscano.

(3) Director only; includes options to acquire 1,000,000 shares of common stock each, for a total of 2,000,000 options in this category, which are exercisable in 60 days.

(4) Officer and Director; includes options to acquire 1,000,000 shares of common stock each, for a total of 3,000,000 options in this category, which are exercisable within 60 days.

(5) Includes 2,195,389 shares owned directly by Mr. Wagenti and 2,195,389 shares owned indirectly by Joan Wagenti, his wife.

(6) Includes 271,395 shares of common stock owned directly by Mr. Baer  and 500,000 shares owned by wife, Norma Baer.

(7) Includes 250,000 shares which the individuals  currently have the right to vote but may be subject to forfeiture.

Includes 3,000,000 options granted in August 2010, 1,000,000 to each, Mr. Dave Burney, Mr. Jack Wagenti and Mr. Jesus Oliveras for their Directors positions as of that date. Mr. Burney had not had any options approved once appointed as director for the Company back in October 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Incentive Plan

During fiscal year ended May 31, 2008, our Board of Directors adopted a modification to the 2007 Option Plan, conditionally granting options to purchase a total of 9,000,000 shares of our common stock pursuant to the Company’s 2007 Stock Option Plan, including options granted to certain board members. However, the grants and the plan itself were conditioned upon stockholder approval by December 31, 2008. Shareholder approval for this option plan and thus the grants was obtained in August 2008. As of May 31, 2010, grants of 3,000,000 options were terminated under the terms of the Plan.

In August 2010, the Board of Directors approved a grant for 3,000,000 options to purchase shares of our common stock pursuant to the Company’s 2007 Stock Option Plan. As of May 31, 2010, 9,000,000 options remain outstanding.

For information related to all equity compensation plans approved and not approved by shareholders, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE UPDATE

Certain Relationships and Related Transactions

During the year ended May 31, 2010, the Company granted the following shares to officers and directors for services performed which were issued in July, 2010.

Name	Title / Position	Number of Shares Issued	Value of Stock at Measurement Date
Baer, Sheldon	Director	250,000	$50,000
Burney, David	President/Director	250,000	$50,000
Kugler, Michael Jack(1)	CEO/Chairman of Board	250,000	$50,000
Oliveras, Jesus	CFO	250,000	$50,000
Pane, Gennaro	Director	250,000	$50,000
Russell, Brian(1)	Director	250,000	$50,000

		1,500,000	$300,000

(1)

Mr. Kugler and Mr. Russell resigned as directors on August 2, 2010 and therefore forfeited their rights to these shares.

(2)

The portion of the compensation earned by Mr. Burney and Mr. Oliveras during the five month period from January to May 2010 was earned in their capacity as officers of the Company and has been included in the disclosure of Executive compensation for the end of the fiscal year 2010 set forth in the Summary Compensation Table above.  The portion of the compensation earned by Mr. Pane and Mr. Baer during the five month period from January to May 2010 has been included in the disclosure of the Directors compensation for the end of the fiscal year 2010 set forth in the Director Compensation Table above.   Since the 250,000 shares to be issued to each of Mr. Kugler and Mr. Russell were forfeited, the disclosure in the Directors Compensation Table above does not include such shares.

During the year ended May 31, 2009, the Company granted the following shares to officers and directors for services performed which were issued in January 2010:

Last Name, First Name	Title / Position	Number of Shares Issues	Value of Stock at Measurement Date

Astore, Robert	Director	250,000	$137,500
Baer, Sheldon(2)	Director	250,000	$137,500
Burney, David(3)	President	200,000	$110,000
Garcia, Jose (1)	VP/Director	250,000	$137,500
Kugler, Michael Jack(3)	CEO/Chairman of Board	250,000	$137,500
Oliveras, Jesus(3)	CFO	100,000	$55,000
Pane, Gennaro(2)	Director	250,000	$137,500
Russell, Brian(2)	Director	250,000	$137,500
Toscano, Peter (1)	Officer and Director	250,000	$137,500
Wagenti, Jack	Director	250,000	$137,500

		2,300,000	$1,265,000

(1) Subsequent to the Board of Director’s action in October 31, 2008, which approved issuing 250,000 shares of common stock to each of the board members in the first quarter of calendar year 2009 in lieu of cash compensation, and prior to issuance, certain facts came to the attention of the Board that indicated that certain of the board members had failed to provide the services to the Company for which those compensatory shares were approved. In light of those facts, the approval to issue 500,000 of those compensatory shares to those board members were rescinded. The related expense of $275,000 for these services was reversed in the fourth quarter of fiscal year 2009.

(2)The portion of the compensation attributable to calendar year 2009 is included in the disclosure in the Director Compensation Table above.

(3) All of the shares issued to these individuals were issued in their capacity as officers of the Company and are included in the disclosure in the Summary Compensation Table above.

Director independence

Our common stock is quoted on the OTC BB interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We have two directors (Jack Wagenti and Gennaro Pane) who may be considered “independent” under that definition.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2010 and 2009:

Fee Category	Fiscal Year 2010 Fees	Fiscal Year 2009 Fees

Audit Fees	$107,500	$102,858
Audit Related Fees
Tax Fees	375
All Other Fees
Total Fees	$107,875	$102,858

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporation by Reference

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed herewith

3.1	Certificate of Incorporation for the Company	10-SB	04751284	3 (i)(a)	04/23/2004

3.2	Amended and Restated Certificate of Incorporation for the Company	10-SB	04751284	3(i)(b)	04/23/2004

3.3	Articles of U.S. Precious Metals de Mexico, S.A. de C.V.	10-SB	04751284	3(i)(c)	04/23/2004

3.4	Bylaws of the Company	10-SB	04751284	3(ii)(a)	04/23/2004

3.5	Amended and Restated Bylaws of the Company	8-K	081227543	3.1	12/03/2008

3.6	Certificate of Designations of Series A Preferred Stock	8-A	09692602	3.1	03/19/2009

4.2	Rights Agreement dated March 17, 2009, by and between the Company and Interwest Transfer Company, Inc., as rights agent	8-A	09692602	4.1	03/19/2009

10.1	2007 Stock Option Plan	PRE 14A	08848696	App. A	05/20/2008

10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007	10-K	00050703	10.2	09/16/2009

10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation)	10-K	00050703	10.3	09/16/2009

10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009	10-K	00050703	10.4	09/16/2009

10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation)	10-K	00050703	10.5	09/16/2009

10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico	10-K	00050703	10.6	09/16/2009

10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation)	10-K	00050703	10.7	09/16/2009

10.8	Payment Agreement and General Release	10-Q	00050703	10.1	01/19/2010

10.9	Pledge Agreement	10-Q	00050703	10.2	01/19/2010

10.10	Pledge Agreement (English Translation)	10-Q	00050703	10.3	01/19/2010

14.	Code of Ethics					X

16.1	Letter dated March 9, 2009 from Robert Jeffrey, to the Securities Exchange Commission	8-K	09669183	16.1	03/10/2009

21.1	List of Subsidiaries of the Company	10-K	00050703	21.1	09/16/2009

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ David W. Burney

Name: David W. Burney
Title: President
Date: September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Burney David W. Burney	President and Director (Principal Executive Officer)	September 13, 2010

/s/ Jesus Oliveras Jesus Oliveras	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	September 13, 2010

/s/ Sheldon Baer Sheldon Baer /s/ Gennaro Pane	Chief Operating Officer and Director	September 13, 2010
Gennaro Pane /s/ Jack Wagenti Jack Wagenti	Director Chairman of the Board	September 13, 2010 September 13, 2010

INDEX TO ATTACHED EXHIBITS

EXHIBIT

14	Code of Ethics

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Exhibit 14

CODE OF ETHICS FOR US PRECIOUS METALS, INC.’S

FINANCIAL MANAGEMENT

US Precious Metals, Inc. (“USPR”) mission includes the promotion of professional conduct in the practice of its financial management.  Those persons responsible for financial management at USPR  hold an important and elevated role in corporate governance in that they are uniquely capable and empowered to ensure that the interests of all those involved with USPR  – including shareholders, employees, customers, and the public - are appropriately balanced, protected and preserved.

This Code of Ethics provides principles for those persons responsible for USPR’s financial management.  These persons are expected to adhere to these principles and advocate them.  These principles embody rules regarding individual and peer responsibilities, as well as responsibilities to other employees, the public and shareholders.  Any violations of this Code of Ethics may result in disciplinary action.

All those persons responsible for financial management at USPR will:

•

Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

•

Provide public disclosure of information that is accurate, complete, objective, relevant, timely and understandable.

•

Comply with rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

•

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

•

Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

•

Confidential information acquired in the course of one’s work will not be used for personal advantage.

•

Share knowledge and maintain skills important and relevant to USPR

•

Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and the community.

•

Achieve responsible use of and control over all assets and resources employed or entrusted.

* * * * *

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Burney, President, certify that:

1.          I have reviewed this Annual Report on Form 10-K for the fiscal year ended May 31, 2010 of U.S. Precious Metals, Inc. (the “ Registrant ”);

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

4.          The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

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

             (c)          Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d)          Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.          The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

             (a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

             (b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: September 13, 2010	/s/ David W. Burney

David W. Burney
President
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jesus Oliveras, Chief Financial Officer, certify that:

1.          I have reviewed this Annual Report on Form 10-K for the fiscal year ended May 31, 2010 of U.S. Precious Metals, Inc . (the “ Registrant ”);

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

4.          The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

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

             (c)          Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d)          Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.          The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

             (a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

             (b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: September 13, 2010	/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of U.S. Precious Metals, Inc. (the “ Company ”), on Form 10-K for the fiscal year ended May 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “ Report ”), I, David W. Burney, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David W. Burney

David W, Burney
President
(Principal Executive Officer)
September 13, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of U.S. Precious Metals, Inc. (the “ Company ”), on Form 10-K for the fiscal year ended May 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “ Report ”), I, Jesus Oliveras, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jesus Oliveras

Jesus Oliveras
Chief Financial Officer
(Principal Financial Officer)
September 13, 2010