Form 10-Q
period 2010-08-31
U S PRECIOUS METALS INC
filed 2010-10-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	August 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

(407) 566-9310

(Registrant’s telephone number, including area code)

801 International Parkway, Lake Mary, Florida 32746

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
62,982,196 shares of common stock issued and outstanding as of October 20, 2010 .

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed with the Securities and Exchange Commission (“ SEC ”) on September 14, 2010 (the “ Annual Report ”) under “ Item 1A. Risk Factors .” More broadly, these factors include, but are not limited to:

•	our current financial condition and need for capital;
•	potential dilution resulting from the issuance of new securities for any funding;
•	unexpected changes in business and economic conditions;
•	change in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
•	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of future feasibility studies, if any;
•	the level of demand for our products;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of mineralized material estimates and timing of development expenditures;
•	commodity price fluctuations; and
•	changes in exploration results.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
Form 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at August 31, 2010 (unaudited) and at May 31, 2010 (audited).	5

Consolidated Statements of Operations (unaudited) for the three month periods ended August 31, 2010 and August 31, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2010.	6

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended August 31, 2010 and August 31, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to August 31, 2010.	7

Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4. Controls and Procedures.	13

Item 4T. Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Submission of Matters to a Vote of Security Holders.	14

Item 5. Other Information.	14

Item 6. Exhibits.	15

Signatures	16

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2010	May 31, 2010
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$79,223	$393,322
Miscellaneous receivables	106,883	-
Prepaid expenses	47,003	64,343
Total current assets	233,109	457,665

Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,515
Total property and equipment:	134,392	134,392
Less: accumulated depreciation	(58,041)	(54,891)
Net property and equipment	76,351	79,501

Other Assets:
Investment in mining rights	238,229	216,588
Deposits	5,374	5,374
Total other assets	243,603	221,962
Total Assets	$553,063	$759,128

LIABILITES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$2,377,361	$2.282,014
Accrued compensation-	535.955	426,914
Convertible notes payable (net of discount)	1,450,099	1,349.189
Total current liabilities	4,363,415,	4,058,117

Long Term Liabilities:
Convertible notes payable	1,322,425	914,780
Total Long Term liabilities	1,322,425	914,780

Stockholders' Equity (Deficiency)
Preferred stock: authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding	-	-
Common stock: authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 59,932,196 and 53,819,696 shares, respectively	599	532
Additional paid in capital	15,234,578	14,366,672
Deficit accumulated during exploration stage	(20,367,954)	(18,580,973)
Total stockholders' equity (deficiency)	(5,132,777)	(4,213,769)
Total Liabilities and Stockholders' Equity (Deficiency)	$553,063	$759,128

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998
			(Date of Inception
	Three Months Ended August 31,		of Exploration Stage) to August 31,
	2010	2009	2010

Revenues	$-	$-	$-
Expenses	1,631,837	765,688	19,993,063
Operating Loss	(1,631,837)	(765,688)	(19,993,063)

Other Income (Expense):
Interest income	-		17,960
Interest expense	(155,144)	(35,614)	(392,851)

Loss accumulated during the
exploration stage	$(1,786,981)	$(801,302)	$(20,367,954)

Net Loss per Share
Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	55,519,968	50,807,086

The Following is a detail of the expenses during the comparative period ended in August 31, 2010 and 2009

			January 21, 1998
			(Date of Inception
	Three Month Period Ended August 31,		of Exploration Stage
Detail of Expenses by Category	2010	2009	to August 31, 2010)

Salaries	$ 148,421	$ 164,760	$ 1,891,129
Payroll taxes	14,824	8,653	122,728
Consulting fees	612,600	89,000	3,293,653
Convertible selling expenses	39,930	-	158,495
Employee awards	-	-	1,652,000
Director's awards	300,000	78,488	6,140,490
Drilling and excavation	212,557	-	940,614
Assay expense	285	366	56,452
Geology fees	-	-	158,487
Professional fees	162,618	339,081	3,369,025
Bad debt expense	-	-	109,259
Licenses and permits	6,442	-	78,754
Travel and entertainment	34,262	13,153	354,865
Office expense	7,819	10,887	149,831
Auto rental	-	-	127,042
Office and warehouse rental	10,559	17,570	205,596
Depreciation expense	3,150	4,561	58,038
Insurance expense	7,900	8,057	97,759
Other expenses	70,471	31,112	1,028,846
Total expenses	$ 1,631,838	$ 765,688	$ 19,993,063

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,		January 21, 1998 (Date of Inception of Exploration Stage) to August 31,
	2010	2009	2010
Operating Activities:

Net Loss	$(1,786,981)	$(801,302)	$(20,367,954)
Adjustments required to reconcile net loss to cash
used by operating activities:
Depreciation	3,150	4,561	58,041
Shares and warrants issued for services	418,343	74,999	7,332,787
Stock based compensation	390,000	-	3,796,656
Amortization of debt discount	45,262	-	52,996
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	109,173	35,336	336,348
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89,543)	6,013	(135,871)
Deposits	-	(19,925)	(5,374)
Accounts payable and accrued expenses	154,388	399,137	2,779,983
Net Cash Used in Operating Activities	(756,208)	(301,181)	(6,043,129)

Investing Activities:
Investment in mining rights	(21,641)	(10,907)	(223,229)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net cash Used in Investing Activities	(21,641)	(10,907)	(465,896)

Financing Activities:
Proceeds from sale of common stock	68,750	-	3,561,250
Proceeds from exercises of warrants	-	-	267,498
Proceeds from convertible notes	395,000	330,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	463,750	330,000	6,588,248

Net increase (decrease) in cash	(314,099)	17,912	79,223
Cash beginning of period	393,322	21,061	-
Cash end of period	$79,223	$38,993	$79,222

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “ Company ”) as of August 31, 2010 and for the three month periods ended August 31, 2010 and August 31, 2009, have been prepared in accordance with United States generally accepted accounting principles (“ GAAP ”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K as filed with the SEC on September 14, 2010.

2

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

3.

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

As of August 31, 2010, none of the Company’s mineralized material met the definition of proven or probable reserves.

4.

SUPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for income taxes during the three month periods ended August 31, 2010 and August 31, 2009. During the quarter ended August 31, 2010, the Company paid $709.16 for interest and $278 during August 31, 2009.

During the quarter ended August 31, 2010, the Company issued 5,237,500 shares of common stock for services valued at $990,125. From this total, the Company had already recognized $522,500 as of May 31, 2010 for stock earned as of the end of that fiscal year. The current charge corresponding to this quarter earned stock is $377,625. The total share amount includes 500,000 shares issued to a Director for services valued at $90,000.

During the quarter ended August 31, 2009, the Company issued 250,000 shares of common stock for services valued at $75,000.

During the quarter ended August 31, 2010, the Company recorded an additional expense of $40,718 on warrants issued to purchase 226,994 shares of common stock. The warrants were issued in August 2010. No warrants were issued for services during same period in 2009.

During the quarter ended August 31, 2010, the Company issued an additional 3,000,000 options to purchase common stock  The options were valued at $250,000. During the quarter ended August 31, 2009, options to purchase 9,000,000 shares of common stock were issued for services valued at $2,770,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

The company also recorded $50,000 for amortization expense on stock issued for compensation to Directors and Officers for the calendar year 2010. The company had recorded $83.333 as of May 31, 2010.

During the year ended May 31, 2003, the company issued 1,500,000 shares of common stock in exchange for mining rights of $15,000.

5.

CONVERTIBLE NOTES PAYABLE

During the period ended August 31, 2010, the Company sold $395,000 in Convertible Promissory Notes to accredited investors for a total of $2,742,500 outstanding as of the end of the period with interest accrued for the same period of $109,173

During the three period ended August 31, 2009, the Company had sold $330,000 in Convertible Promissory Notes to accredited investors. As of August 31, 2009, the Company had a total of $1,060,000 outstanding as of the end of the period with interest accrued for the same period of $69,653

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder after a specified date of either June 30, 2009 or August 31, 2009 depending upon when the Note was issued, or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock at the stated exercise price, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

The Notes will automatically convert into shares of the Company’s common stock at the stated conversion price if the Company completes any financing that result in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The 2010 Notes mature on the earliest of (a) the date of an automatic conversion or (b) as follows:

•

two notes totaling $50,000 in December 31, 2011, and

•

thirty five notes totaling $1,547,500 in May 17, 2012.

The 2009 Notes mature on the earliest of (a) the date of an automatic conversion or (b) as follows:

•

seventeen notes totaling $1,145,000 on December 31, 2010

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

6.          COMMON STOCK AND WARRANTS

During the quarter ended August 31, 2010, the Company issued 1,375,000 shares of common stock for cash totaling $68,750. There was no stock sold for cash during the period ended August 31, 2009.

During the quarter ended August 31, 2010, the Company issued 5,237,500 shares of common stock for services valued at $990,125.

During the quarter ended August 31, 2010, the Company issued 250,000 shares of common stock for services valued at $75,000.

The following table summarizes warrant activity during the three month period ended August 31, 2010.

Warrants outstanding August 31, 2009	-
Warrants issued for services	934,049
Warrants sold as part of stock units	687,500
Warrants expired, cancelled or exercised	-
Warrants outstanding August 31, 2010	1,621,549

The warrants issued for services were issued in august 2010 and are exercisable at $0.16 cents for a period of five years and were valued at $152,150. The warrants issued with stock purchased are exercisable for a period of six months at $0.25 cents and were valued at $3,062. From this total, 707,055 warrants valued at $111,532 were recorded as expense during the period ended May 31, 2010 and the remaining 226,994 valued at $40,718 were recorded as expense during the period ended August 31, 2010. All warrants were issued during the period ended August 31, 2010.

7.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $4,130,306, accumulated losses of $20,367,954 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

8.          SUBSEQUENT EVENTS

As initially reported on the Company’s Form 8-K filed on September 20, 2010, the Company filed an original complaint in the Supreme Court of the State of New York, County of New York, Case Number 651504/2010 on September 15, 2010 against Duane Morris LLP, Keli Isaacson Whitlock, and Michael “Jack” Kugler.  As further reported on the Company’s amended Form 8-K filed on September 30, 2010, the Company filed an Amended Complaint against the defendants on September 29, 2010 with respect to this matter. As of the date of this filing,  all of the defendants have been served by the Company, and the defendants have not filed their respective answers or other pleadings with respect to this action.

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

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “ Solidaridad Property ). Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. As of August 31, 2010, our management estimates that approximately $1,000,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $600,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $120,000 for rent, maintenance, office expenses and utilities, $114,000 for permits and expenses required to maintain our mining rights, $43,000 for taxes and insurance, and $43,000 for other miscellaneous expenses, including travel expenses.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. For the quarter ended August 31, 2010, we raised an additional $463,750 in common stock and convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 3 to the Consolidated Financial Statements. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal quarter ended August 31, 2010, we had total assets of $553,063 consisting of cash in the amount of $79,223 and various other assets of $473,480.

As of the fiscal quarter ended August 31, 2009, we had total assets of $369,750 consisting of cash in the amount of $38,993 and other various assets totaling $330,757.

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

Financial Information for Comparative Three Month Periods Ending August 31, 2010 and 2009.

We did not earn any revenues and have had only losses since our inception, including during the three month periods ending in August 31, 2010 and 2009.

We incurred operating expenses in the amount of $1,631,837 and $765,688 during the quarters ended August 31, 2010 and 2009, respectively.

The $1,021,293 net increase in operating expenses during the comparative period, is mostly due to a net increase in Payroll expenses and  consulting fees expenses of $513,432, along with an increase in Directors and Officers compensation of $221,512, and an increase in drilling and Assaying of $212,476. There was a decrease in professional services of $136,533, with a slight offset on other operating expenses of $55,262 mostly related to travel, rents, office and other expenses.

Within the operating expenses, the company booked non cash expenses of $1,030,773 during August 31, 2010 and $500,121 during same period in 2009. These expenses consist of depreciation, share based compensation, accrued interest on convertible notes, discount on convertibles notes with beneficial conversion and changes in current assets and liabilities

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, August 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2010.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended August 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As initially reported on the Company’s Form 8-K filed on September 20, 2010, the Company filed an original complaint in the Supreme Court of the State of New York, County of New York, Case Number 651504/2010 on September 15, 2010 against Duane Morris LLP, Keli Isaacson Whitlock, and Michael “Jack” Kugler.  As further reported on the Company’s amended Form 8-K filed on September 30, 2010, the Company filed an Amended Complaint against the defendants on September 29, 2010 with respect to this matter. As of the date of this filing, all of the defendants have been served by the Company, and the defendants have not filed their respective answers or other pleadings with respect to this action.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We recorded the following unregistered sales or issuances of equity securities during the quarter ended August 31, 2010:

We issued Notes with an aggregate principal amount of $395,000 to seven individuals. The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder or automatically, each under certain circumstances as described below:

2010 Notes

As of May 31, 2010, the Company has received $1,152,500 in convertible promissory notes (the “ 2010 Outstanding Notes ”) pursuant to a private offering of up to $2,000,000 of notes for a total of $2,347,500

During the quarter ended August 31, 2009, the Company issued an additional $395,000 in convertible promissory notes for a total of $1,547,500 outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter ended August 31, 2010.

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

U.S. Precious Metals, Inc.

By:	/s/ Dave Burney

Name: Dave Burney
Title: President
Date: October 20, 2010

U.S. Precious Metals, Inc.

By:	/s/ Jack Wagenti

Name: Jack Wagenti
Title: Chief Financial Officer
Date: October 20, 2010

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

Exhibit 31.1

CERTIFICATION

I, , Chief Executive Officer, certify that:

1.          I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 of U.S. Precious Metals, Inc . (the “ Registrant ”);

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

Date: October 20, 2010	/s/ Dave Burney

Dave Burney
President
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Jesus Oliveras, Chief Financial Officer, certify that:

1.          I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 of U.S. Precious Metals, Inc . (the “ Registrant ”);

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

Date: October 20, 2010	/s/ Jack Wagenti

Jack Wagenti
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of U.S. Precious Metals, Inc. (the “ Company ”), on Form 10-Q for the fiscal quarter ended August 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “ Report ”), I, Jack Wagenti, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dave Burney

Dave Burney
President
(Principal Executive Officer)
October 20, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of U.S. Precious Metals, Inc. (the “ Company ”), on Form 10-Q for the fiscal quarter ended August 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “ Report ”), I, Jesus Oliveras, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack Wagenti

Jack Wagenti
Chief Financial Officer
(Principal Financial Officer)
October 20, 2010