Form 10-Q
period 2010-11-30
U S PRECIOUS METALS INC
filed 2011-01-19
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

(813) 260-1865

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

Yes ☐    No ☒

s. 1

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  68,393,146 shares of common stock issued and outstanding as of January 14, 2011 .

s. 2

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed with the Securities and Exchange Commission (“ SEC ”) on September 14, 2010 (the “ Annual Report ”) under “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

•	our current financial condition and immediate need for capital;
•	potential dilution resulting from the issuance of new securities for any funding;
•	unexpected changes in business and economic conditions;
•	change in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
•	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of future feasibility studies, if any;
•	the level of demand for our products;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of mineralized material estimates and timing of development expenditures;
•	commodity price fluctuations; and
•	changes in exploration results.

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

s. 3

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
Form 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at  November 30, 2010 (unaudited) and at May 31, 2010 (audited).

Consolidated Statements of Operations (unaudited) for the six month periods ended  November 30, 2010 and  November 30, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2010.

Consolidated Statements of Operations (unaudited) for the three month periods ended November 30, 2010 and November 30, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2010.	6

Consolidated Statements of Cash Flows (unaudited) for the six month periods ended November 30, 2010 and November 30, 2009, and for the period January 21, 1998 (Date of Inception of Exploration Stage) to November 30, 2010.	7

Notes to Consolidated Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4. Controls and Procedures.	13

Item 4T. Controls and Procedures.	13

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Submission of Matters to a Vote of Security Holders.	14

Item 5. Other Information.	14

Item 6. Exhibits.	15

Signatures	16

s. 4

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
ASSETS
Current Assets:
Cash	$93,927	$393,322
Miscellaneous receivables	136,448	-
Prepaid expenses	28,555	64,343
Total current assets	258,930	457,665
Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less: accumulated depreciation	(61,243)	(54,891)
Net property and equipment	73,149	79,501

Other Assets:
Investment in mining rights	238,229	216,588
Deposits	-	5,374
Total other assets	238,229	221,962

Total Assets	$570,308	$759,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$2,478,789	$2,282,014
Accrued compensation-	562,895	426,914
Convertible notes payable	1,145,000	1,145,000
Accrued interest on notes	302,768	204,189
Total current liabilities	4,489,452	4,058,117

Long Term Liabilities:
Convertible notes payable, net of discount	1,352,199	892,735
Accrued interest on note	142,082	22,045
Total Long Term Liabilities	1,494,281	914,780

Stockholders’ Deficiency
Preferred stock authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding	-	-
Common stock authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 65,532,196 and 53,319,686 shares,
Respectively	655	533

Additional paid in capital	12,868,212	12,110,922
Additional paid in capital options	2,725,749	2,255,749
Additional paid in capital warrants	14,562	-

Deficit accumulated during exploration stage	(21,022,603)	(18,580,973)

Total stockholders’ deficiency	(5,413,425)	(4,213,769)

Total Liabilities and Stockholders’ Deficiency	$570,308	$759,128

The accompanying notes are an integral part of these financial statements.

s. 5

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998
			(Date of Inception
	Six Months Ended November 30,		of Exploration Stage) to November 30,
	2010	2009	2010

Revenues	$-	$-	$-
Expenses	2,116,255	2,135,327	20,477,481
Operating Loss	(2,116,255)	(2,135,327)	(20,477,481)

Other Income (Expense):
Interest income	-		17,960
Interest expense	(325,375)	(80,016)	(563,082)

Loss accumulated during the
exploration stage	$(2,441,630)	$(2,215,343)	$(21,022,603)

Net Loss per Share
Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	58,837,524	50,924,647

The accompanying notes are an integral part of these financial statements.

s. 6

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			January 21, 1998
			(Date of Inception
	Three Months Ended November 30,		of Exploration Stage) to November 30,
	2010	2009	2010

Revenues	$-	$-	$-
Expenses	491,102	1,369,639	20,477,481
Operating Loss	(491,102)	(1,369,639)	(20,477,481)

Other Income (Expense):
Interest income	-		17,960
Interest expense	(170,231)	(44,402)	(563,082)

Loss accumulated during the
exploration stage	$(661,333)	$(1,414,041)	$(21,022,603)

Net Loss per Share
Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	62,188,777	51,043,499

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 30,		January 21, 1998 (Date of Inception of Exploration Stage) to November 30,2010
	2010	2009
Operating Activities:
Net Loss	$(2,441,630)	$(2,215,343)	$(21,022,603)
Adjustments required to reconcile net loss to cash
used by operating activities:

Charges not requiring outlay of cash:

Depreciation	6,352	8,930	61,243
Shares and warrants issued for services	526,343	75,000	7,440,787
Stock based compensation	570,000	636,656	3,976,656
Amortization of debt discount	105,345	-	113,079
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	218,572	79,352	445,747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,660)	15,521	(146,988)
Deposits	5,374	(19,925)	-
Accounts payable and accrued expenses	232,800	978,023	2,858,395
Net Cash Consumed in Operating Activities	(877,504)	(441,786)	(6,164,425)

Investing Activities:
Investment in mining rights	(21,641)	(10,907)	(223,229)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	(388)	(134,392)
Net cash Used in Investing Activities	(21,641)	(11,295)	(465,896)

Financing Activities:
Proceeds from sale of common stock	204,750	-	3,697,250
Proceeds from exercises of warrants	-	-	267,498
Proceeds from convertible notes	395,000	430,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	42,000	117,700
Repayment of loans from officers	-	(40,000)	(117,700)
Net Cash Provided by Financing Activities	599,750	432,000	6,724,248
Net increase (decrease) in cash	(299,395)	(21,081)	93,927
Cash beginning of period	393,322	21,081	-
Cash end of period	$93,927	$-	93,927

The accompanying notes are an integral part of these financial statements.

s. 7

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November  30,2010
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “ Company ”) as of November  30,  2010 and for the three and six month periods ended November 30, 2010 and November 30, 2009, have been prepared in accordance with United States generally accepted accounting principles (“ GAAP ”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the six month periods ended November 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

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

2.

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

As of November 30, 2010, none of the Company’s mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

4.

SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for income taxes during the three month periods ended November 30, 2010 and November 30, 2009. During the six month periods ended November 30, 2010 and November 30, 2009, the Company paid $709 and $ 278 for interest, respectively.

During the 2010 period, the Company issued 800,000 shares for services, valued at $108,000. The Company also issued 4,737,500 shares for services, valued at $ 990,125. Of this amount, the Company had already recognized $ 612,500 as of May 31,2010 for stock earned as of the end of that fiscal year.

During the 2009 period, the Company issued 250,000 shares of common stock for services valued at $75,000.

During the 2010 period, the Company recorded an additional expense of $40,718 on warrants issued to purchase 226,994 shares of common stock. The warrants were issued in August 2010. No warrants were issued for services during same period in 2009.

During the 2010 period the Company issued an additional 6,000,000 options to purchase common stock.  The options were valued at $470,000.  During the 2009 period, options to purchase 6,000.000 shares of common stock were issued for services valued at $600,000.

The company also recorded $100,000 for amortization expense on stock issued for compensation to Directors and Officers for the calendar year 2010. The company had recorded $83,333 as of May 31, 2010.

5.

CONVERTIBLE NOTES PAYABLE

As of November 30, 2010, the Company had outstanding convertible notes of $ 2,742,500, with related accrued interest of $444,850. Of the convertible notes, $ 395,000 was sold in the six month period ended November, 2010, with accrued interest of $ 218,572 during that period.

As of November 30, 2009, the Company had outstanding convertible notes of $1,160,000, with related accrued interest of $113,669. Of the convertible notes, $ 430,000 was sold in the six month period ended November, 2010, with accrued interest of $ 79,352 during that period.

The Notes bear simple interest at an annual rate of 16%. The 2009 notes may be converted into the common stock of the Company at the option of the holder after a specified date of either June 30, 2009 or August 31, 2009 depending upon when the Note was issued, or automatically, each under certain circumstances as described below:

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

The 2010 Notes mature on the earliest of (a) the date of an automatic conversion or (b) as follows:

•

two notes totaling $50,000 in December 31, 2011, and thirty five notes totaling $1,547,500 in May 17, 2012.

•

The 2009 Notes ($1,145,000) matured on December 31, 2010 and have not been paid.

                                                                                     6

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

(Unaudited)

6.          COMMON STOCK AND WARRANTS

During the 2010 period, the Company issued 6,675,000 stock units for cash proceeds of $204,750. A unit is comprised of one share of stock and one-half warrant to purchase an additional share of stock. There was no stock sold for cash during the 2009 period.

During the 2010 period, the Company issued 800,000 shares for services, valued at $ 108,000. The Company also issued 4,737,500 shares for services, valued at $ 990,125. Of this amount, the Company had already recognized $ 612,500 as of May 31, 2010 for stock earned as of the end of that fiscal year.

During the 2010 period, the Company recorded an additional expense of $40,718 on warrants issued to purchase 226,994 shares of common stock. The warrants were issued in August 2010. No warrants were issued for services during same period in 2009.

During the 2009 period, the Company issued 250,000 shares of common stock for services valued at $75,000.

The following table summarizes warrant activity during the six month ended November 30, 2010.

Warrants for services earned as of May 31, 2010	707,055
Warrants for services earned in six month period ended November 30, 2010	226,994
Warrants issued in six month period ended November 30, 2010	934,049
Warrants sold as part of stock units	3,337,500
Warrants expired, cancelled or exercised	-
Warrants outstanding as of November 30, 2010	4,271,549

The warrants issued for services were issued in August 2010 and are exercisable at $0.16 cents for a period of five years and were valued at $40,718. The warrants issued with the units described above are exercisable for periods of either six months or twelve months, and exercisable at prices of either $0.05 or $.25 cents,  and were valued at $14,352.

7.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $4,230,522, accumulated losses of $21,022,603 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets and a search for a joint venture partner.

8.          LEGAL PROCEEDINGS

As initially reported on the Company’s Form 8-K filed on September 20, 2010, the Company filed an original complaint in the Supreme Court of the State of New York, County of New York, Case Number 651504/2010 on September 15, 2010 against Duane Morris LLP, Keli Isaacson Whitlock, and Michael “Jack” Kugler.  As further reported on the Company’s amended Form 8-K filed on September 30, 2010, the Company filed an Amended Complaint against the defendants on September 29, 2010 with respect to this matter. As of the date of this filing, all of the defendants have been served by the Company, and the defendants have filed their respective answers or other pleadings with respect to this action.  Discovery has been commenced by the parties.

7

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

(Unaudited)

9.          EXPENSES:

The following is the details of expenses for six month periods ended November 30, 2010 and November 30, 2009:

                                2010

                    2009

Salaries	$ 203.354	$ 333,849
Consulting fees	648,176	126,814
Convertible selling expenses	39,500	-
Stock based compensation	570,000	898,378
Drilling and excavation	204,519	597
Professional fees	236,137	622,724
Travel and entertainment	34,976	24,861
Office expense	11,063	18,025
Office and warehouse rental	23,163	28,614
Depreciation expense	6,352	8,937
Insurance expense	15,954	16,158
Other expenses	123,061	56,370
Total expenses	$2,116,255	$2,135,327

10.     CONTINGENCY

On January 7, 2010, the Company purportedly entered into agreements with Duane Morris LLP, the Company’s former  law firm, whereby the Mexican subsidiary agreed to grant and pledge, as security for the payment of a purported debt, a security interest in and a lien on all of its rights to the Company’s mining concessions. The Company is contesting the validity of the agreements and the lien.

11.      SUBSEQUENT  EVENTS

The Company currently has not paid amounts due under the terms of the 2009 convertible notes ($1,145,000) that were originally due on December 31, 2010.

s. 8

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

s. 9

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. As of November 30, 2010, our management estimates that approximately $1,000,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration on our properties. We estimate these expenses to include approximately $600,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $120,000 for rent, maintenance, office expenses and utilities, $114,000 for permits and expenses required to maintain our mining rights, $43,000 for taxes and insurance, and $43,000 for other miscellaneous expenses, including travel expenses.  The estimated amounts also exclude amounts due under its convertibles notes.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company or third party to undertake exploration work on the Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of the Company or its assets.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. For the six months ended November 30, 2010, we raised an additional $204,750  and issued 6,675,000 shares of common stock and 3,337,500 common stock purchase warrants. The warrants are exercisable at either $0.05 or $0.25 per share during a term of either six months or one year. We have $2,742,500  of   convertible promissory notes outstanding which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 3 to the Consolidated Financial Statements. Of the total amount of convertible notes outstanding, $1,142,500 were due and payable on December 31, 2010. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months, including the payment of convertible notes currently due and due in the future.

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

s. 10

As of the fiscal quarter ended November 30, 2010, we had total assets of $570,308 consisting of cash in the amount of $93,927  and various other assets of $ 476,381. In addition, we have liabilities of $5,983,733 which includes a payable of $2,027,165 due Duane Morris LLP, our former attorneys. On January 7, 2010, the Company’s Mexican subsidiary purported to grant and pledge to Duane Morris, as security for the payment of outstanding legal bills, a security interest in and a lien on all of its rights to the Company’s mining concessions in Mexico.  In addition, a Payment Agreement and General Release was signed by the Mexican subsidiary which purported to impose restrictions on the Company’s ability to conduct its business without the prior written consent of Duane Morris.  It also purported to release Duane Morris and, inter alia, its partners, from any and all liabilities or claims the Company may have had in connection with the provision of legal services rendered by Duane Morris. As previously disclosed by the Company, we have commenced litigation against Duane Morris and Jack Kugler, our former chairman (See our Form 8-K/A filed on September 30, 2010 for a more detailed description of such litigation).

As mentioned above, we had $1,145,000 and $302,768 in principal and accrued interest, respectively, under convertible notes due and payable on December 31, 2010. As of the date of this report, we have not paid the holders of these notes as required under their terms. If we are unable to pay these notes in the immediate future, or unable to renegotiate the terms of these notes, we may be required to seek protection under the US bankruptcy laws. Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2011 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond.

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

Financial Information for Comparative Six Month Periods Ending November 30, 2010 and 2009.

We did not earn any revenues and have had only losses since our inception, including during the six month periods ending in November 30, 2010 and 2009.

We incurred operating expenses in the amount of $2,116,255 and $2,135,327 during the six month period ended November 30, 2010 and 2009, respectively.

The $19,072 decrease in operating expenses for the comparative periods, is reflective of the following:

 A net increase in stock-based compensation, reflecting $ 377,655 paid to broker for the 2010 convertible notes offset by lower stock options expense.

An increase in drilling and excavation expense of $ 203,962, as there was no activity in the prior year.

A reduction in professional fees of $ 388,597, primarily reflecting the reduced legal bills due to the dismissal of prior legal firm, which the Company is suing.

The company booked non cash expenses of $1,426,612  during the six month period ended November 30, 2010 and $ 799,938 during same period in 2009. These expenses consist of depreciation, share based compensation, accrued interest on convertible notes, discount on convertibles notes with beneficial conversion and changes in current assets and liabilities.

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

s. 11

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

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended November 30, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As initially reported on the Company’s Form 8-K filed on September 20, 2010, the Company filed an original complaint in the Supreme Court of the State of New York, County of New York, Case Number 651504/2010 on September 15, 2010 against Duane Morris LLP, Keli Isaacson Whitlock, and Michael “Jack” Kugler.  As further reported on the Company’s amended Form 8-K filed on September 30, 2010, the Company filed an Amended Complaint against the defendants on September 29, 2010 with respect to this matter. As of the date of this filing, all of the defendants have been served by the Company, and the defendants have filed their respective answers or other pleadings with respect to this action. Discovery has been commenced by the parties.

s. 12

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. [update]

We recorded the following unregistered sales or issuances of equity securities during the six month period ended November 30, 2010:

A. We issued $ 395,000 of “2010” convertible notes to seven individuals. The Notes bear simple interest at an annual rate of 16%. Each holder of the 2010 Outstanding Notes has the option to convert the principal and outstanding interest under such holder’s 2010 Outstanding Notes into shares of the Company’s common stock at any time after September 1, 2010 and on or before the maturity date, at the conversion price of $0.16 as calculated per the convertible promissory note agreements, provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable.  If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at the conversion price. The maturity date of the 2010 Outstanding Notes is the earliest to occur of: (i) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company, (ii) a change of control; or (iii) May 17, 2012.

B. During the 2010 period, the Company issued 6,675,000 stock units for cash proceeds of $204,750 to certain qualified purchasers. A unit is comprised of one share of stock and one-half warrant to purchase an additional share of stock. There was no stock sold for cash during the 2009 period.

C. During the 2010 period, the Company issued 800,000 shares for services, valued at $108,000. The Company also issued 4,737,500 shares for services, valued at $990,125. Of this amount, the Company had already recognized $ 612,500 as of May 31, 2010 for stock earned as of the end of that fiscal year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED.

ITEM 5. OTHER INFORMATION.

As of December 31, 2010, the Company had $1,145,000 in face amount of convertible notes, and $302,768 in accrued interest thereon, due and payable.  As of the date of this filing, the Company has not paid the holders of these notes as required under their terms.

s. 13

s. 14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ Dave Burney

Name: Dave Burney
Title: President
Date: January 19,2011

U.S. Precious Metals, Inc.

By:	/s/ Jack Wagenti

Name: Jack Wagenti
Title: Chief Financial Officer
Date: January 19, 2011

s. 15

s. 16