Form 10-Q
period 2011-02-28
U S PRECIOUS METALS INC
filed 2011-04-19
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

813-260-1865

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

[X] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 [  ] Yes    [X] No

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

[   ]s   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
73,468,146 shares of common stock issued and outstanding as of April 13, 2011.

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

In addition to the above, currently we have not paid $1,120,000 in principal and $332,304 in accrued interest as of February 28, 2011 due under the terms of the 2009 convertible notes that were originally due on December 31, 2010. If we fail to make such payment in the immediate future, such event may have a material adverse affect on us and our business such that we may have to seek or be forced into bankruptcy under the federal bankruptcy laws.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
Form 10-Q

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at February 28, 2011 (unaudited) and at May 31, 2010 (audited).	5

Consolidated Statements of Operations (unaudited) for the three month periods ended February 28, 2011 and February 28, 2010, and for the period May 9, 2002 (Date of Inception of Exploration Stage) to February 28, 2011.	6

Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended February 28, 2011 and February 28, 2010, and for the period May 9, 2002 (Date of Inception of Exploration Stage) to February 28, 2011.	8

Notes to Consolidated Financial Statements (unaudited).	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4. Controls and Procedures.	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 6. Exhibits.	15

Signatures	16

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash	$86,618	$393,322
Miscellaneous receivables	134,793	-
Prepaid expenses	6,065	64,343
Total current assets	227,476	457,665
Property and Equipment:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less: accumulated depreciation	(64,529)	(54,891)
Net property and equipment	69,863	79,501

Other Assets:
Investment in mining rights	262,500	216,588
Deposits	-	5,374
Total other assets	262,500	221,962

Total Assets	$559,839	$759,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$2,506,893	$2,282,014
Accrued compensation-	378,603	426,914
Convertible notes payable	1,170,000	1,145,000
Accrued interest on notes	340,962	204,189
Total current liabilities	4,396,458	4,058,117

Long Term Liabilities:
Convertible notes payable, net of discount	1,346,376	892,735
Accrued interest on note	203,134	22,045
Total Long Term Liabilities	1,549,510	914,780

Stockholders’ Deficiency
Preferred stock authorized 10,000,000 shares of $.00001 par value;
No shares issued and outstanding
Common stock authorized 100,000,000 shares of $.00001 par value;
Issued and outstanding 69,518,146 and 53,319,686 shares,
Respectively	695	533

Additional paid in capital	13,208,805	12,110,922
Additional paid in capital options	2,775,749	2,255,749
Additional paid in capital warrants	11,500	-

Deficit accumulated during exploration stage	(21,402,878)	(18,580,973)

Total stockholders’ deficiency	(5,386,129)	(4,213,769)

Total Liabilities and Stockholders’ Deficiency	$559,839	$759,128

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			May 9, 2002
			(Date of Inception
	Three Months Ended February 28,		of Exploration Stage) to February 28,
	2011	2010	2011

Revenues	$-	$-	$-
Expenses	228,470	632,994	20,705,951
Operating Loss	(228,470)	(632,994)	(20,705,951)

Other Income (Expense):
Interest income	-		17,960
Interest expense	(151,805)	(45,382)	(714,887)

Loss accumulated during the
exploration stage	$(380,275)	$(678,376)	$(21,402,878)

Net Loss per Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	67,315,311	50,081,277

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			May 9, 2002
			(Date of Inception
	Nine Months Ended February 28,		of Exploration Stage) to February 28,
	2011	2010	2010

Revenues	$-	$-	$-
Expenses	2,344,725	2,768,321	20,705,591
Operating Loss	(2,344,725)	(2,768,321)	(20,705,951)

Other Income (Expense):
Interest income	-	-	17,960
Interest expense	(477,180)	(125,398)	(714,887)

Loss accumulated during the
exploration stage	$(2,821,905)	$(2,893,719)	$(21,402,878)

Net Loss per Share
Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	61,623,398	51,143,563

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended February 28,		May 9, 2002 (Date of Inception of Exploration Stage) to February
	2011	2010	28, 2011
Operating Activities:
Net Loss	$(2,821,905)	$(2,893,719)	$(21,402,878)
Adjustments required to reconcile net loss to cash
used by operating activities:
Charges not requiring outlay of cash:
Depreciation	9,638	13,430	64,529

Equity securities issued for services	1,204,210	1.040,844	11,525,310
Amortization of debt discount	149,521	-	157,255
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	326,244	124,464	553,419
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(71,141)	17,611	(122,843)
Deposits	-	(19,925)	-
Accounts payable and accrued expenses	259,891	1,116,099	2,885,486
Net Cash Consumed in Operating Activities	(943,542)	(601,196)	(6,230,463)

Investing Activities:
Investment in mining rights	(45,912)	(32,257)	(247,500)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	(388)	(134,392)
Net Cash consumed in Investing Activities	(45,912)	(32,645)	(490,167)

Financing Activities:
Proceeds from sale of common stock	287,750	-	3,780,250
Proceeds from exercises of warrants	-	-	267,498
Proceeds from convertible notes	395,000	645,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	116,300	117,700
Repayment of loans from officers	-	(94,600)	117,700
Net Cash Provided by Financing Activities	682,750	666,700	6,807,248
Net increase (decrease) in cash	(306,704)	32,859	86,618
Cash beginning of period	393,322	21,081	-
Cash end of period	$86,618	$53,940	86,618

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “ Company ”) as of February 28, 2011 and for the three and nine month periods ended February 28, 2011 and February 28, 2010, have been prepared in accordance with United States generally accepted accounting principles (“ GAAP ”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the nine month period ended February 28, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

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

As of February 28, 2011, none of the Company’s mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

4.

SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for income taxes or interest during either of the nine month periods presented.

During the nine month period ended February 28, 2011, the Company issued 1,600,000 shares of its common stock for the services of employees and a consultant; these were valued at $149,200.  The Company also issued 4,737,500 shares and 934,049 warrants to purchase common stock for the services of a broker who assisted with the issuance of convertible notes in both the prior year and the current year.  The value of the shares issued to the broker was $990,125, of which $612,500 was expensed in the prior year.  The value of the warrants was $152,250, of which $111,532 was expensed in the prior year.  Additionally, the Company issued 7,000,000 options to officers and directors and 1,000,000 shares as compensation to its directors.  The options were valued at $520,000 and the shares were valued at $200,000.  Of those amounts, $636,667 was expensed in the current nine month period.  Thus, the total amount expensed during the current year for equity securities issued for services was $1,204,210.

During the nine month period ended February 28, 2010, the Company issued 400,000 shares for services of consultants, valued at $117,000, of which $75,188 was expensed during the current nine month period.  It also issued 2,000,000 shares to officers and directors.  The value of those shares was $460,000, of which $329,000 was expensed in the current period.  Additionally, the Company issued 3,000,000 shares valued at $600,000 and modified certain outstanding options at an additional cost of $36,656.  Thus, the total amount expensed during the prior nine month period for equity securities issued for services was $1,040,844.

5.

CONVERTIBLE NOTES PAYABLE

As of February 28, 2011, the Company had convertible notes outstanding of $2,717,500; and related unpaid interest totaled $544,096. Of these convertible notes, $395,000 were sold in the nine month period ended February 28, 2011, and interest of $326,244 accrued on the convertible notes during that period, and is included in the $544,096 liability noted above.

As of February 28, 2010, the Company had outstanding convertible notes of $1,375,000, and an obligation for related interest of $158,781. Of these convertible notes, $ 645,000 were sold in the nine month period ended February 28, 2010, and interest of $124,464 accrued on those notes and was not paid.

The Notes bear simple interest at an annual rate of 16% and are denominated in two tranches, 2009 notes and 2010 notes.  The 2009 notes, which now total $1,170,000, may be converted to common stock of the Company at the option of the holder.  Conversion prices range between $0.25 and $0.30, depending the dates of issuance.  Conversion prices may be subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.  Two of these notes mature December 31, 2011; the others matured December 31, 2010 and are now due and payable.  Subsequent to December 31, 2010, $25,000 of those notes, together with related interest, was converted to common stock.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

5.  CONVERTIBLE NOTES PAYABLE (Cont’d)

The 2010 Notes, which total $1,547,500, mature on the earliest of (a) the date of an automatic conversion (see below) or (b) on May 17, 2012.  The conversion price is $.163.

All of the convertible notes will automatically convert into shares of the Company’s common stock if the Company completes any financing that results in proceeds of at least $10,000,000, or upon the occurrence of a change in control of the Company.

6.          COMMON STOCK AND WARRANTS

During the nine month period ended February 28, 2011, the Company issued 8,750,000 stock units for cash proceeds of $287,750. A unit is comprised of one share of stock and one-half warrant.  There was no stock sold for cash during the nine month period ended February 28, 2010.

During the nine month period ended February 28, 2011, the Company issued 1,600,000 shares for services, valued at $ 149,200. The Company also issued 4,737,500 shares and 934,049 warrants for the services of a broker.  The shares were valued at $ 990,125, and the warrants were valued at $152,250.  There were no warrants issued for services during the nine month period ended February 28, 2010.

The following table summarizes warrant activity during the nine month period ended February 28, 2011.

Warrants for services earned as of May 31, 2010	707,055
Warrants for services earned after May 31, 2010	226,994
Total warrants issued for services during the 2011 nine month period	934,049
Warrants sold as part of stock units	4,375,000
Warrants expired	(687,500)
Warrants outstanding as of February 28, 2011	4,621,549

The warrants issued for services were issued in August 2010 and are exercisable at $0.16 cents for a period of five years. The warrants issued with the units described above are exercisable for periods of either six months or twelve months, and are exercisable at prices of either $0.05 or $0.25 cents.  All warrants issued during the first quarter of the current fiscal year have expired.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

7.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $4,168,982, accumulated losses of $21,402,878 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets and a search for a joint venture partner.

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

9.          EXPENSES

The following is the details of expenses for nine month periods ended February 28, 2011 and February 28, 2010:

               2011

          2010

Salaries	$ 217.463	$ 509,369
Consulting fees	704,654	523,859
Stock based compensation	636,667	636,700
Selling expense for notes	39,500	-
Professional fees	273,537	929,298
Drilling and excavation	272,228	-
Travel and entertainment	34,962	39,591
Office expense	7,105	29,999
Rental expense	31,463	40,865
Insurance expense	22,784	24,237
Depreciation expense	9,527	13,430
Other tax expense	48,833	1,750
Miscellaneous expense	46,002	19,223
Total expense	$2,344,725	$2,768,321

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. As of February 28, 2011, our management estimates that approximately $1,000,000 will be required over the next 12 months to maintain our current operating status. This amount does not include any exploitation or any additional exploration nor does it include payments due on our convertible notes. We estimate these expenses to include approximately $600,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $120,000 for rent, maintenance, office expenses and utilities, $114,000 for permits and expenses required to maintain our mining rights, $43,000 for taxes and insurance, and $43,000 for other miscellaneous expenses, including travel expenses. As of February 28, 2011, the Company had convertible notes outstanding of $2,717,500; and related unpaid interest totaled $544,096. Of the total amount, $1,120,000 in principal was due December 31,2010 and $ 50,000 in principal is due on December 31, 2011. As of February 28, 2011, there was $340,962 in accrued interest, of which $332,304 is attributable to the past due notes. There also is  $1,547,500 in long-term convertible notes due May 17, 2012, with $ 203,134 in accrued interest as of February 28, 2011.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. For the nine months  ended February 28, 2011, the Company issued 8,750,000 stock units for cash proceeds of $287,750. A unit is comprised of one share of stock and one-half warrant. A full warrant is required to purchase an one additional share of stock. The warrants issued with the units described above are exercisable for periods of either six months or twelve months, and are exercisable at prices of either $0.05 or $.25 cents.  All warrants issued during the first quarter of the current fiscal year have expired. We have $2,717,500 in convertible promissory notes outstanding which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described above in Note 5 to the Consolidated Financial Statements. Of the total amount of convertible notes outstanding, $1,120,000 were due and payable December 31, 2010 and $50,000 is due December 31, 2011. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal quarter ended February 28, 2011, we had total current assets of $227,476 consisting of cash in the amount of $86,618 and various other assets of $ 140,858. In addition, we have total current liabilities of $4,396,458 which includes accounts payable and accrued expenses of $2,506,893 due principally to Duane Morris, LLP, our former attorneys, and $1,170,000 in convertible notes payable. We also have long term liabilities of $1,549,510 which represents convertible notes and related interest due. These notes are payable on May 17, 2012. On January 7, 2010, the Company’s Mexican subsidiary purported to grant and pledge to Duane Morris, as security for the payment of outstanding legal bills, a security interest in and a lien on all of its rights to the Company’s mining concessions in Mexico.  In addition, a Payment Agreement and General Release was signed by the Mexican subsidiary which purported to impose restrictions on the Company’s ability to conduct its business with the prior written consent of Duane Morris.  It also purported to release Duane Morris and, inter alia, its partners, from any and all liabilities or claims the Company may have had in connection with the provision of legal services rendered by Duane Morris. As previously disclosed by the Company, we have commenced litigation against Duane Morris and Jack Kugler, our former chairman (See our Form 8-K/A filed on September 30, 2010 for a more detailed description of such litigation).

As mentioned above, we have $1,120,000 in principal of convertible notes which have been due and payable since December 31, 2010 along  with related accrued interest of $332,304 as of February 28, 2011. As of the date of this report, we have not paid the holders of these notes as required under their terms. If we are unable to pay these notes in the immediate future or otherwise re-negotiate their terms, we may be required to seek protection under the US bankruptcy laws or otherwise be forced into bankruptcy. Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2011 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond.

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

Consolidated Statement of Operations for Comparative Three Month Periods Ending February 28, 2011 and 2010.

We did not earn any revenues and have had only losses since our inception, including during the three month periods ended February 28, 2011 and 2010.

We incurred operating expenses in the amount of $228,470 and $632,994 during the quarters ended February 28, 2011 and 2010, respectively.

The $404,524 net decrease in operating expenses during the current comparative period, is mostly due to a significant reduction in legal fees as a result of the replacement of our attorney and the elimination of corporate executive salaries. We had $151,805 and $45,382 in interest expense for the nine month periods ended February 28, 2011 and 2010, respectively. The increased interest expense is due to the amortization of the discount on the 2010 convertible notes.

Consolidated Statement of Operations for Comparative Nine Month Periods Ending February 28, 2011 and 2010.

We did not earn any revenues and have had only losses since our inception, including during the nine month periods ended February 28, 2011 and 2010.

We incurred operating expenses in the amount of $ 2,344,725 and $2,768,321 during the nine months ended February 28, 2011 and 2010, respectively.

The $423,596 net decrease in operating expenses during the current comparative period, is mostly due to net decreases of legal fees as discussed above in the amount of $655,861 and decreases in corporate salaries of $291,906 as discussed above, partially offset by net increases during the current period of $180,795 in consulting fees. In addition, during the current period, we had drilling and excavations costs of $272,228 compared with nil for the prior period.

We had $477,180 and $125,398 in interest expense for the nine month periods ended February 28, 2011 and 2010, respectively. The increased interest expense is due to the amortization of the discount on the 2010 convertible notes.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 28, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2011.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended February 28, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds.

During the quarter ended February 28, 2011, we received $83,000 from the sale of  2,075,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of six months. The transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investors were accredited investors, they each has acquired the shares for investment purposes and not with a view for re-distribution, she had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

Item 3. Default of Senior Securities.

As of February 28, 2011, the Company had $1,120,000 in face amount of convertible notes which was due and payable as of December 31, 2010, along with accrued and unpaid interest in the amount of $332,304 as of February 28, 2011.  As of the date of this report, the Company has not paid the holders of these notes as required under their the terms.

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
Date: April 19, 2011

U.S. Precious Metals, Inc.

By:	/s/ Jack Wagenti

Name: Jack Wagenti
Title: Chief Financial Officer
Date: April 19, 2011

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