Form 10-K
period 2011-05-31
U S PRECIOUS METALS INC
filed 2011-09-13
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

          (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 20111

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

(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Jack Wagenti, Chairman of U.S. Precious Metals, Inc. 15122 Tealrise Way, Lithia, FL 33547 Telephone: 813-260-1865/Fax: 813-260-2866

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock $0.00001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer ,” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes          [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,492,796 at November 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 82,717,482 shares of common stock issued and outstanding as of August 31, 2011.

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

U.S. PRECIOUS METALS, INC.

FORM 10-K

MAY 31, 2011

TABLE OF CONTENTS

PART	ITEM NO.		PAGE

I

	1	BUSINESS	2

	1A	RISK FACTORS	4

	1B	UNRESOLVED STAFF COMMENTS	14

	2	PROPERTIES	14

	3	LEGAL PROCEEDINGS	19

	4	REMOVED AND RESERVED	19

II

	5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

	6	SELECTED FINANCIAL DATA

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	9A	CONTROLS AND PROCEDURES

	9A(T)	CONTROLS AND PROCEDURES

	9B	OTHER INFORMATION

III

	10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

	11	EXECUTIVE COMPENSATION

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

IV

15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

SIGNATURES

INDEX TO ATTACHED EXHIBITS

ATTACHED EXHIBITS

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under “Item 1A. Risk Factors .” More broadly, these factors include, but are not limited to:

·	Our ability to raise capital;
·	unexpected changes in business and economic conditions;
·	change in interest rates and currency exchange rates;
·	timing and amount of production, if any;
·	technological changes in the mining industry;
·	our costs;
·	changes in exploration and overhead costs;
·	access to and availability of materials, equipment, supplies, labor and supervision, power and water;
·	results of future feasibility studies, if any;
·	the level of demand for our products;
·	changes in our business strategy;
·	interpretation of drill hole results and the geology, grade and continuity of mineralization;
·	the uncertainty of mineralized material estimates and timing of development expenditures;
·	commodity price fluctuations; and
·	changes in exploration results

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

Our drilling programs have identified a sedimentary sequence consisting of phyllites and schists on the surface. The sedimentary sequence is believed to be Cretaceous/Tertiary in age. Below the metasediments are black shales and mudstones with interbedded volcanic dikes and sills. The entire sequence is dipping approximately 50 degrees. The property is heavily faulted. Quartz sulfide veins also exist, frequently concordant with the sedimentary units and are enriched in sulfide mineralization consisting mainly of pyrite and chalcopyrite in varying proportions. Galena and sphalerite occur infrequently. Gold appears to be more closely associated with the pyrite while the silver is associated with the chalcopyrite. Gold, silver and copper have been identified in assays samples; however, no petrographic or mineralogic study of the ore has been completed to date.

Prior Exploration Activities

The property was discovered in 1995 by La Esperanza de Oro, SA de CV. (“La Esperanza”) after a favorable report by their geologist. Exploration on the property was conducted by La Esperanza in 1996 and M.I.M. Holdings (now Xstrata) (“M.I.M.”) in 1997 – 1998. Geochemical soil surveys by La Esperanza showed anomalous ore grade readings for gold, silver and copper. The anomalies extended out several thousand feet both north and south of the workings. M.I.M. also identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. M.I.M. identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation (RC) drill holes.  Most of the drill holes reached depths of only 150 meters. The drilling identified an area known as the Main Zone and indicated gold-copper-silver mineralization. Based on M.I.M.’s drilling, which was limited to depths of 150 meters, the Main Zone suggests 3 million tons of mineralized material grading 3.0 g/t gold, 20 g/t silver, and 0.5% copper. Two other areas of mineralization identified by M.I.M. include the North Zone, which lies 300 meters north of the Main Zone, and Cuendeo, which lies 2 kilometers to the south. Little is known of the sampling methods made by La Esperanza or M.I.M. Holdings. We have not substantiated their findings and do not currently have the funding to do so.

Present Condition of Our Property

To date, we have invested approximately $2,091,000 in our preliminary determinations of mineralized material located on the Solidaridad Property, which includes two core drilling programs conducted in 2008 and 2010.

As part of our 2008 core drilling program, we completed fourteen drill holes within an area of approximately five acres. Ten of the drill holes demonstrated significant mineralized material, of which four holes twinned the M.I.M. RC drill holes, and confirmed the prior M.I.M. results. The remaining six drill holes expanded the Main Zone, and provided information to assist in calculating a resource estimate. Additional drilling in this area will be necessary in order to provide an accepted resource estimate. Four of the drill holes did not demonstrate significant results however they did provide parameters of the mineralized zones. As a result of this drilling program, we determined that gold, silver and copper are present in the drilled portion of the Solidaridad Property. This five acre area drilled in 2008 represents approximately 0.00135% of the Solidaridad Property (the “Explored Area”), meaning approximately 99.965% of the Solidaridad Property remains unexplored (the “Unexplored Area”).

Based on the results of the 2008 drilling campaign, the Company’s Board of Directors decided that a second phase of drilling was appropriate to understand more about the mineral occurrence within the concessions. The second phase was initiated in April 2010 with plans to drill an additional 10,000 meters. We completed 11 additional drill holes or approximately 3000 meters in the 2010 drilling campaign. Our drilling program was reduced due to lack of funds at the time. Our drilling focused on defining the previously discovered mineralized zones from  2008 and expanding to new areas and targets that met specific guidelines. This approach has resulted in the discovery of additional zones of mineralized material.  Of the 11 drill holes, we believe that 2 important drill holes (intercepts) changed our drilling strategy for our next drilling campaign.   One drill hole located approximately 200 meters south of the Main Zone  and referred to as the “Southern Extension,”  intersected a 3 meter section of sulfide ore approximately 600 feet below the valley floor.  Previous drilling was not conducted at these depths.  A second core hole was drilled between the North Zone identified by M.I.M. and the Main Zone to investigate whether these two zones (approximately 1 kilometer apart) are connected at depth.  Mineralized material was intersected in the second holde but additional drilling is required to define the mineralized zone that possibly connects the North Zone and Main Zone. The results of the 2010 drilling campaign further indicate that gold, silver and copper are present on a portion of the Solidaridad Property, and that additional exploration on the property is warranted.

As mentioned, we have completed a total of twenty five drill holes. Of the total, five holes have not shown significant mineralization.  As part of our core drilling program approximately 7,300 meters of core samples were produced. The core samples are sent to our core laboratory in Morelia where the samples are logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is processed, prepared and shipped to their facility in Vancouver, Canada. The information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff and the data is entered into a computer modeling program so that analyses can be made by our staff

During the later part of fiscal 2010 and through the current fiscal year, we were unable to raise sufficient funds to complete all of the proposed 2010 drill program. During the current fiscal year, we also experienced a substantial change in management. Our current management believes that our property is highly prospective and will continue to invest resources into the exploration of the Solidaridad Property. Subject to the availability of funds, we expect to further define through surface exploration and additional drilling the mineral potential of the Explored Area, as well as determine whether the Unexplored Area contains mineralized material.  Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. However, we will need to conduct further exploration and field mapping before we finalize our decisions as to target locations.

Our proposed exploration and drilling strategy has two components: (i) definition drilling designed to increase our understanding of any mineralized material located on the Explored Area; and (ii) exploratory drilling on targets generated by field mapping, soil surveys and stream sediment surveys on the Unexplored Area.

We also may engage mining professionals as consultants and/or employees to survey the property, apply industry standard methodologies and to develop and implement a business plan appropriate for the size of the Solidaridad Property as well as any mineralized material identified during the exploration process.  We can not predict the likely results of our efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock is thinly traded, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations and to support our exploration and drilling program on the Solidaridad Property, we also may consider a small exploitation program on the Explored Area. In order to implement such exploitation program,  we will be required to raise sufficient funds. While we have not commenced an exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permit from the Mexican government. See “Government Regulations and Permits” below for a more detailed discussion of the regulations, rules and directives imposed by the Mexican government. We believe a more comprehensive understanding of the estimated mineralized material on the property and a Prefeasibility Study, followed by a Feasibility Study, would allow the Company more options as we look to monetize the value of the mineralized materials. The Prefeasibility Study is an industry standard report that would assess our estimates of mineralized material by evaluating and analyzing the core, assay results, maps, ore calculations, metallurgical testing and geologic data against accepted standards. This study will substantiate or question the validity of our exploration data. If our data is substantiated and we have sufficient funding, we currently plan to move toward producing a Feasibility Study. A Feasibility Study would analyze the potential economics of exploiting the mineralized material from the Solidaridad Property, the infrastructure necessary to mine and produce metals, the available markets for the metals, the taxation requirements and the environmental and socio-economic impact for the State of Michoacán, Mexico. We believe this study would provide sufficient information about the potential value and exploitability of the mineralized material to assist us in determining whether we could seek bank financing or additional debt or equity investment through the public markets and on what terms.

Our options for our mining property may include, but are not limited to, entering into a joint venture with an operating company, permitting an operating company to undertake exploration work at the Solidaridad Property, seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets. Of course there can be no guarantee that we will be able to raise sufficient capital to execute our current business plan or remain in business, or that if we do obtain sufficient funding, that our estimates of mineralized material will increase or that circumstances or market conditions will be sufficient to allow us to benefit from any of these options.

We have determined there is sufficient access to and from the Solidaridad Property as well as between the Solidaridad Property and regional ports, although we will have to develop additional infrastructure in order to access the entire Solidaridad Property and to engage in meaningful exploration and drilling. There is currently limited or no infrastructure on the Solidaridad Property. Additional information on the necessary infrastructure for the Solidaridad Property will be determined through development of our mining activities. We believe that in Morelia, which is the city closest to the Solidaridad Property, we will have sufficient access to personnel and supplies to support our expanded exploration and drilling operations as well as our planned exploitation program. We have not yet drilled any wells in an attempt to locate water on the Solidaridad Property. However, water was located within three feet of the surface in drill hole number one of our 2008 campaign. The water level in drill hole number one fluctuates but generally remains close to the surface, which we believe indicates that water may lie close to the surface. The local climate is conducive to year-round operations and is not expected to pose any significant barriers to our exploration and drilling program or our planned exploitation program. During 2010, a heavy rainfall washed out access roads to the claim sites and created water drainage problems, therefore we made road improvements to allow access to the sites. We have made limited road improvements to address the water drainage problems included creating some concrete drainage ditches and water sumps. We still need to build more roads to access other areas targeted for exploration and drilling. We will need additional funding to complete roads and drill paths moving forward.

If we raise sufficient funds to complete an on-site metallurgical laboratory, we expect to transition our metallurgical testing of the ore from outside laboratories to an on-site laboratory. We have a limited laboratory in Morelia that includes two pilot plants. Additional laboratory equipment is necessary to complete the Lab.

In June 2011, we completed a Technical Report on its mining property located in Michaocan, Mexico (“Technical Report”). The Technical Report is entitled PRECIOUS AND BASE METALS DEPOSIT AT LA SABILA RANCH IN SOUTHERN MICHOACAN, MEXICO. The Technical Report has been authored jointly as Qualified Persons by Michael Floersch of Applied Minerals, Inc., Thompson Falls, Montana and Betty Gibbs of Gibbs Associates, Boulder, Colorado. The Company believes that the Technical Report is compliant with National Instrument 43-101 – Standards of Disclosure for Mineral Projects  implemented by the Canadian Securities Administrators, however, the Company has not filed its report with any Canadian authority to determine compliance. Moreover, the Technical Report has not been reviewed and/or accepted by any Canadian or US regulatory authority. Please refer to the Company Form 8-K filed on June 9, 2011 or to the Company’s website for a complete copy of the Technical Report (usprgold.com).

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

Employees

We currently have two executive officers, our Chairman and president who devote sufficient time and attention to the business and affairs of the Company. In addition to our executive officers, we currently employ nine Mexican nationals, three of whom are permanent full time employees of the Mexican Subsidiary and three of whom are employed “at-will” through a Mexican based employment agency.

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

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and well established companies for capital. Our inability to develop the Solidaridad Property due to a lack of funding, even if such development is warranted, would have a material adverse effect on our operations and financial position.

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

Prior to the commencement of any exploitation program, we will secure various regulatory permits from federal, state and local agencies. These government and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of the following areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The MIA has only been submitted and approved with respect to a small portion of the Solidaridad Property. We plan to submit a MIA for other portions of the Solidaridad Property depending upon obtaining sufficient funding.

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

WE ARE AN EXPLORATION STAGE COMPANY WITH LIMITED OPERATING HISTORY

We are an exploration stage company with limited operating history. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 1998, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts, including fundraising, acquiring the Solidaridad Concessions (as defined below), and conducting limited exploration on a small portion of the Solidaridad Property. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

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

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION

We have no established source of revenues, a working capital deficit of $5,195,463 accumulated losses of $21,664,050 since inception. Accordingly, the opinion of our auditors for the years ended May 31, 2011 and May 31, 2010 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING

Our independent registered public accounting firm’s report to our audited financial statements for the fiscal year ended May 31, 2011, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due, convertible note obligations, which collectively total $3,213,214. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

Pursuit of the Company’s business plan is dependent upon obtaining sufficient funding to support such plan. If we do not obtain sufficient funding, our business will fail. Our current operating funds are insufficient to pay down our debt, complete our planned exploration of the Solidaridad Property or begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and, if warranted, exploitation of the Solidaridad Property. We do not currently have sufficient funds to continue our exploration and drilling program or to commence a small scale exploitation program on the Solidaridad Property. We will require additional funding even to continue our limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, on the Solidaridad Property are greater than anticipated.

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

SIGNIFICANT DEBT OBLIGATIONS

As of May 31, 2011, we have significant current debt obligations.  The amount includes $3,213,214 in obligations resulting from the issuance of convertible debt instruments during 2008 and 2010, of which approximately $2,600,000, inclusive of accrued interest,  is past due. In addition, during May 24, 2011, we settled an outstanding debt and resulting litigation with our former attorneys. This settlement requires us to pay, absent certain funding accelerations, a total of $1,614,216.00 in four equal incremental payments, beginning in May 2012 followed by subsequent payment every 90 days. During January 2011, we entered into a Pledge and Payment Agreements with our former attorneys to secure amounts due them. As a result of these agreements, our former attorneys maintain a pledge on our Solidaridad Property and have imposed certain other conditions and restrictions on our company and our operations.

If we are unable to pay our debtholders and/or our former attorneys, we may be required to file for bankruptcy protection and may lose our rights to the Solidaridad Property.

DILUTION RESULTING FROM OUR FUND RAISING EFFORTS

Since May 31, 2011, new management was successful in raising sufficient funds to enable it to continue meet its minimal operating needs. However, we have incurred significant dilution as a result of these fund raising efforts.   In the future, we will be required to raise significant additional funding to meet our existing debt obligations and to continue with our proposed operations. As a result, we expect to incur significant dilution to our existing shareholders in the future.

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

The Company has conducted limited geological work on the Solidaridad Property.  The work consisted of preliminary geological sampling and surveys performed by two independent mining geologists.  In June 2011, we completed a Technical Report on its mining property located in Michaocan, Mexico (“Technical Report”). The Technical Report discloses certain technical information about the Company’s mineral project. Additional exploration work will be required by the Company to determine, whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, the Company may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that the Company will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

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

In order to demonstrate the existence of proven or probable reserves under SEC Guidelines, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study that demonstrates with reasonable certainty that the mineralized material can be economically extracted and produced. We have not completed a feasibility study with regard to the Solidaridad Property, nor do we intend to perform such feasibility study until such time as we obtain sufficient funding and it is advisable under our then current business plan. Exploration is inherently risky, the probability of any individual property having reserves is extremely remote and few properties ultimately prove economically successful.                                                    11

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
15

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

WE ARE DEPENDENT UPON OUR OFFICERS

The Company is dependent on its current officers, directors, and consultants to effectuate many of the Company’s services and plans for the implementation of the Company’s proposed activities and business.  The Company’s President has significant experience in the area of exploring for and/or mining precious metals.  None of our officers or board members has made any long term commitment to the Company.  If one or more of these individuals were to resign, there is no guarantee that we could replace them with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

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

FUTURE ISSUANCE OF SECURITIES COULD CAUSE DILUTION TO EXISTING SHAREHOLDERS

The Company has the authority to issue up to 150,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  Future issuances of common and preferred stock will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive.

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

		19

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

Location and Access

The Company’s mining concessions, or mineral rights related to specific parcels of property, are located in southern Michoacán, which is in the southeastern portion of Mexico. Local and regional geologic evidence strongly suggests the possibility that the concessions owned by the Company are located within a mineral rich area of the state. Approximately 30 miles to the southwest of the Solidaridad Property is a mine from which copper has been produced for over 100 years. The owners of that mine have continued exploration, which resulted in the discovery of another mineral deposit separate from the 100 year old working mine. According to information we have obtained, the ore produced at that mine has similar characteristics to the mineralized material we have found from the exploration we have conducted to date on the Solidaridad Property. In the northern part of the Solidaridad Property are two abandoned mines and a few small hand worked mines. To the south of and within the Solidaridad Property exist two additional abandoned mines, all of which will require routine but formal investigation.

The Solidaridad Property is accessible by a paved road from the city of Morelia, the capital of Michoacán, and the claim sites are accessible by a gravel road from the village of Paso de Nunez. The Solidaridad Property lies within the Tierra Caliente basin of southeastern Michoacan, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is currently being provided to us by our contractors through generators.

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

Office Facilities

In August 2011, in connection with our change of management, we relocated our headquarters from Lake Mary, Florida to Lithia, Florida to the premises of our Chairman. The space is rent free based on an oral arrangement between the parties.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2011 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease. The Company also had a lease for a house in Michoacán, Mexico which was terminated in September 2010 with a monthly rent of 10,000 Mexican pesos (approximately US $800).

The warehouse in Morelia houses the core laboratory, provides a core sample storage area and temporary offices. We have not completed the metallurgical and chemistry laboratory due to lack of funds. The Company has suspended any construction efforts until such time as it receives sufficient funding to move forward. If the Company can raise sufficient funds, of which there can be no assurance, we expect that this laboratory could be functional by the first quarter of 2011. If and when the laboratory becomes functional, we currently plan to use it to assist the technical staff in all necessary real time testing and evaluations of mineralization during the exploration and drilling stages as well as in developing the Feasibility A and B reports at the end of the two year exploration and drilling program discussed above. Otherwise, we will continue to have the metallurgical testing conducted by outside laboratories

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

21

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

22

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

On May 24, 2011, as reported by the Company in its Form 8-K filed on May 27, 2011, the Company settled its pending litigation against Duane Morris, LLP  and Keli Isaacson Whitlock pursuant to a settlement agreement and an amendment to the Payment Agreement previously executed by the parties.  The Company has withdrawn its claim against Duane Morris LLP and Keli Isaacson Whitlock.  Duane Morris LLP has agreed to withdraw its claims against USPR on USPR’s agreement to pay legal fees in the amount of $1,614,216.00 according to a payment schedule agreed to by the parties. The payment schedule provides for the following payments:

1. Except as provided in paragraphs 2 and 3 below, four equal installments, with the first installment payment made no later than one year from May 24, 2011 and the remaining installment payments made every 90 days after payment of the previous installment payment, and

2. In the event the Company receives debt or equity investments of at least $5 million but less than $10 million in the aggregate in any three-month period, the next installment payment shall become due and payable on the last day of the calendar quarter in which that aggregate investment is received.  Any remaining balance of the amount then due will be paid in six equal installments made every 90 days thereafter.

23

3. In the event the Company receives debt or equity investments of $10 million or greater in the aggregate in any three-month period, any remaining balance of the amount then due shall be due and payable in full on the last day of the calendar quarter in which that aggregate investment was received.

In addition, certain other events of default will trigger an accelerated payment.  Except as generally  stated herein, all other terms and conditions of the pre-existing agreements between the parties remain in place. These agreements consist of the Pledge Agreement and Payment Agreement.

Separately, on that same date, the Company and Jack Kugler settled its claims with each other wherein each party dismissed its claims against the other.

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

Quarterly Period	High	Low

Fiscal year ended May 31, 2009:
First Quarter	$1.01	$0.38
Second Quarter	$0.75	$0.21
Third Quarter	$0.43	$0.16
Fourth Quarter	$0.34	$0.18

Fiscal year ended May 31, 2010:
First Quarter	$0.35	$0.12
Second Quarter	$0.40	$0.16
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.28	$0.13

Fiscal year ended May 31, 2011:
First Quarter	$0.10	$0.09
Second Quarter	$0.07	$0.051
Third Quarter	$0.055	$0.053
Fourth Quarter	$0.08	$0.07

During the quarter ended August 31, 2011, the high and low sales price of our common stock on the OTCBB were $0.355 and $0.32 per share, respectively.

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

Holders

As of August 31, 2011, there were approximately 356 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name.”

Warrants Outstanding

As of May 31, 2010, there were warrants to purchase 5,746,549 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended May 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	11,000,000(1)(2)	$0.065	9,000,000 (3)

Equity compensation plans not approved by security holders	11,000,000(1)(2)	—	9,000,000(3)

(1). In August 2010, the Company granted to (i) its new Chairman stock option to acquire 1,000,000 shares of common stock at a $0.11 per share exercise price, and (ii) two existing officers and directors each a stock option to acquire 1,000,000 shares of common stock. In addition, during  the year ended May 31, 2011, the Company appointed three new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock. The per share exercise price for each director set of options was $0.065, $0.69, and $0.105. In March 2011, the Company and each of the eight directors agreed to cancel 8,000,000 in existing options and the Company granted new options to each of the existing directors. The new options have an exercise price of $0.065 per share.   All options granted during the fiscal year ended May 31, 2011 to existing and new directors were priced at a penny per share above the closing price of our common stock on the date of grant (which in the case of a new director, is the date of the appointment).  One officer and director resigned in April 2011, and his option for 1,000,000 shares expired 90 days thereafter.

(2). The amount includes stock options granted to three consultants for 1,000,000  each at an exercise price of $0.065.

(3). Represents the number of stock options and warrants remaining in the 2007 Stock Option Plan.

Recent Sales of Unregistered Equity Securities

During fiscal year ended May 31, 2001, the Company;

(a).  raised a total of $497,750 through an equity private placement to 16 accredited investors, including our largest shareholder.  In exchange, the Company issued a total of 14,000,000 shares of common stock and stock warrants to acquire 6,962,500 shares of common stock. The exercise price of the warrants vary at $0.05, $0.15 and $0.25 per share, and expiration dates vary at 6, 12 and 18 months from issuance,

(b). issued $395,000 in Convertible Promissory Notes (the terms of which are described below),

(c). issued 1,975,000 shares of common stock to a broker dealer in connection with the sale of the Convertible Promissory Notes.

(d). issued 9,670,000 shares of common stock for services, valued at $1,248,275, and

(e). issued 1,000,000 shares of its common stock as compensation to four of its directors for the 2010 calendar period.

The terms of the $395,000 in Convertible Promissory Notes are: at the option of the holder, the Notes may be converted, at any time after September 1, 2010 and on or before the maturity date, into shares of Common Stock at the conversion price of $0.16 provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Notes bear simple, annual interest at 16%. The maturity date of the Notes is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) May 17, 2012. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.16 per share.

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

During the fiscal year ended May 31, 2009, the Company sold $730,000 in Convertible Promissory Notes (the “ Notes ”) to various accredited investors pursuant to a private offering The terms of the Notes are: at the option of the holder, the Notes may be converted, at any time after June 30, 2009 and on or before the maturity date, into shares of Common Stock at a conversion price of $0.30 per share; provided , however , that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable. The Note bears simple, annual interest at 16%. The maturity date of the Note is the earlier of (A) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company (a “Qualified Financing”), (B) a change of control of the Company, or (C) December 31, 2010. If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at a conversion price of $0.30 per share.

All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. Our management estimates that approximately $605,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration. We estimate these expenses to include approximately $250,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $100,000 for rent, maintenance, office expenses and utilities, $100,000 for permits and expenses required to maintain our mining rights, $50,000 for taxes and insurance, and $25,000 for other miscellaneous expenses, including travel expenses.

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

To date, we have raised capital through the sale of common stock, convertible promissory notes and short term loans. For the fiscal year ended May 31, 2011, we raised $497,750 from the sale of our common stock and warrants and a total of $395,000 in convertible promissory notes which can be converted into shares of common stock of the Company at the option of the holder or automatically under certain circumstances as described in Note 3 to the Consolidated Financial Statements contained elsewhere in this Annual Report. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

As of the fiscal year ended May 31, 2011, we had total assets of $214,062 consisting of cash in the amount of $186,551 and prepaid and other  assets totaling $27,511, and total current liabilities of $5,409,525.

As of the fiscal year ended May 31, 2010, we had total assets of $759,128 consisting of cash in the amount of $393,322 and other various assets totaling $365,806, and total current liabilities of $4,058,117.

Results of Operations – Year Ended May 31, 2011 Compared to Year Ended May 31, 2010.

Financial Information from Comparative Years

We did not earn any revenues and have had only losses since our inception, including during the years ending May 31, 2011 and 2010. We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. Although our exploration drilling program has produced limited results which we believe to positive, we can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

We incurred operating expenses in the amount of $3,12,873 and $4,451,586 during the year ended May 31, 2011, and 2010, respectively. The decrease in expenses of $2,484,238 consisted in decreases in share based compensation of $1,964,145, drilling and excavation expenses of $307,458, and the aggregate net decrease between other expenses such as professional fees, salaries and benefits, office maintenance, insurance and travel of $212,635. As of May 31, 2011, the Company had convertible notes outstanding including accrued and unpaid interest of $3,213,214. Of the total amount, $1,195,000 in principal was due December 31, 2010 and $1,522,500 in principal is due on December 31, 2011. As of May 31, 2011, there was $662,071 in accrued interest, of which $377,493 is attributable to the past due notes. As of May 31, 2011, we also had $2,188,085 in current liabilities, including $1,614,216 due to our former attorneys.

Interest expense for the year ended May 31, 2011 and 2010 was $672,515 and $202,126 respectively. Interest expense relates primarily to our convertible notes payable as described in Note 3 to the Consolidated Financial Statements contained elsewhere in this Annual Report.  The increase in interest expense for the current annual period compared with the prior annual period is the direct result of the increase in principal amount of notes outstanding which occurred during the current year end period.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

Name	Age	Title
Jack Wagenti	74	Chairman and Chief Financial Officer
David W. Burney	59	President and Director
Sheldon Baer	72	Chief Operating Officer and Director
Gennaro (Jerry) Pane	48	Director
John Gildea	39	Director
Daniel H. Luciano	59	Director

Jack Wagenti, Mr. Wagenti was elected to Board on August 9, 2010 and appointed as its Chairman on August 13, 2010.  Mr. Wagenti was previously elected Chairman of the Board and Chief Executive Officer in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until  the December 2007 appointment.  Mr. Wagenti has been Director of International Power Group, Inc. since October of 2004 and resigned September 2008. From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc.

David W. Burney. Mr. Burney was appointed President of the Company in December 2007 and Director of the Company on October 1, 2009.  Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine’s exploration group.  During the 1990’s, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. Additionally,  Mr. Burney has explored for copper resources in the Southwest United States.  Mr. Burney holds a Master’s Degree in Geology, Ore Deposits Exploration from the New Mexico Institute of Mining and Technology.  In addition, he is a “Qualified Person” in Geology as determined by  Mining and Metallurgical Society of America.

Sheldon Baer.  Mr. Baer has been a director since December 6, 2007 and was appointed as the Acting Chief Executive Officer of the Company on July 30, 2010 until August 9, 2010 when he was appointed our Chief Operating Officer.  He is also currently the President of Golden Hands Construction Inc., a company which he personally founded in 1977.  Golden Hands specializes in construction of medical, commercial and industrial facilities, including mining facilities.  It has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine. Mr. Baer also is a director of International Power Group, Inc., a reporting company under the federal securities laws.

Gennaro (Jerry) Pane.  Mr. Pane has been a Director of the Company since his appointment in 2007.  Since 2002 he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line.  In addition, he has been an owner of several small businesses in the hospitality industry.

John Gildea., Mr. Gildea was appointed to the Company’s Board of Directors on January 6, 2011. From 1998 to 2007, Mr. Gildea worked in various capacities with Allied Irish Bank plc. In 2007, Mr. Gildea is the founder and Director of SGG Enterprises, Dublin, Ireland, which provides venture capital and management restructuring services ,to public and private companies. Mr. Gildea also is a director of International Power Group, Inc., a reporting company under the federal securities laws.

Daniel H. Luciano. Mr. Luciano was appointed to the Company’s Board of Directors on September 21, 2010.  Mr. Luciano has been an attorney since 1977 and is a member of the New Jersey Bar and Texas Bar. Mr. Luciano specializes in corporate and securities law providing services to small and mid-sized public and private companies.  Mr. Luciano also is a director of American International Ventures, Inc. , a reporting company under federal securities laws.

Conflicts of Interest; Lack of Employment Contracts

All of the Company’s officers are not full time employees and are involved in other outside business activities, including, at least one other publicly held company. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

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

Based solely on the Company’s review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2011, all Section 16(a) filing requirements applicable to directors, officers and Beneficial Owners were complied except as follows:

Name	Officer, Director of Beneficial Owner	Number of Late Reports	Number of Transactions that were not reported on a timely basis	Any Known Failure to File a Required Form

Jack Wagenti	Officer/Director	0	None	No

Gennaro Pane	Director	1 - Form 4	One	No

Sheldon Baer	Director	1 Form 4	One	No

David Burney	Officer/Director	1 Form 4	One	No

John Gildea	Director	1 Form 3	Two	Yes
1 Form 4

Daniel H. Luciano	Director	1-Form 3	Two	No
		1 Form 4	Three	No

Jesus Oliveras	Former Officer and Director	1 Form 4	None	Yes
1 Form 4

The above current officers and directors have indicated that they intend to file timely in the future.

Code of Ethics

The Company has adopted a Code of Ethics which is filed as an exhibit to its Form 10-K for the Annual Period ended May 31, 2010. The Code of Ethics is  designed to deter wrong-doing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure, and compliance with applicable laws.

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

· ·

our principal financial officer

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2010; and

who we will collectively refer to as the “Named Executive Officers” for the fiscal year ended May 31, 2011.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive	Non-Qualified
Name and						Plan	Deferred	All Other
principal	Fiscal					Compensation	Compensation	Compensation
position	Year Ended	Salary ($)	Bonus ($)	(1) Stock Awards ($)	Option Awards ($)	($) -	Earnings ($)	( $)	Total ($)

Michael
Jack
Kugler,
Former CEO (2)	2011	101,600	0	0	0	0	0	0	101,600
	2010	10,400	0	0	600,000	0	0	0	610,400
	2009	139,423	0	128,688	0	0	0	0	268,111
Jack
Wagenti
Chairman and CFO	2011	0	0			0	0		0
	2010	0	0			0			0
	2009	0	0	0	0	0	0	0	0
Dave
Burney,
President (3)	2011	37,769	0	0	0	0	0	0	37,769
	2010	125,000	0	38,812	0	0	0	0	163,812
	2009	139,423	0	128,688	0		0	0	268,111
Jesus
Oliveras,
Former CFO	2011	33,846	0	0	0	0	0	0	33,846
	2010	110,000	0	59,645	0	0	0	0	169,645
	2009	95,192	0	73,688	0		0	0	168,880

(1) Includes the following:

(2)

A portion of the 1,500,000 shares that were awarded in fiscal year 2010 for services to be rendered in calendar 2010 (the “2010 Shares”) and issued in July 2010 for Mr. Oliveras which are being expensed throughout the calendar year.  This represents the portion that has been accrued as of May 31, 2010. The 2010 Shares are subject to a restriction agreement requiring the shares to vest as of December 31, 2010. Although the shares have been issued, they are subject to forfeiture if the grantee resigns or is removed from his position prior to the December 31, 2010 and may not be disposed of or transferred until such date. The 2010 Shares issued to Mr. Burney were for his services as a Director.  The portion of the 2010 Shares not accrued as of May 31, 2010 are included in the Outstanding Equity Awards at Fiscal Year End table below.  The 2010 Shares issued to Mr. Kugler were subsequently forfeited  upon his resignation in August 2010 and are therefore not included in either table.

(2) Mr. Kugler was replaced as our Chief Executive Officer on July 30, 2010 and also resigned as Chairman of the Board of the Company on  August 2, 2010.

(3) Mr. Burney was appointed President of the Company in December 2007 and a director in October 1, 2009.

As of the date of this Report, the Company has no written or oral agreements with any of its officers regarding compensation or any other form of remuneration, and has no compensation or remuneration of any kind due or accrued and unpaid to any officer. Any compensation paid to an officer is a result of an agreement between the parties.

Director Compensation

Directors receive no monetary compensation for their work for the Company during the year ended May 31, 2011. The following Director Compensation Table lists all compensation (cash, equity or other) received by each person in their respective capacity as a director during the fiscal year ended May 31, 2011:

	Fees			Non-Equity
	Earned			Incentive	Non-Qualified
	or Paid	Stock		Plan	Deferred
	in Cash	Awards	Option	Compensation	Compensation	All Other
Name	$ -	($)(3)	Awards ($)(4)	$ -	Earnings ($)	Compensation ($)	Total ($)

Jack Wagenti	-	-	$72,500	-	-	-	$72,500

Dave Burney	-	$29,167	$72,500	-	-	-	$101,667
Gennaro Pane	-	$29,167	$72,500	-	-	-
Sheldon Baer	-	$29,167	$72,500	-	-	-	$101,667

Daniel H. Luciano	-	-	$72,500	-	-	-	$72,500

John Gildea	-	-	$72,500	-	-	-	$72,500

Peter Christos(1)	-	-	$72,500	-	-	-	$72,500

Jesus Oliveras(2)	-	$29,167	$72,500	-	-	-	$101,667

(1). Mr. Christos resigned as a director on June 28, 2011 and his options expire 90 days thereafter.

(2). Mr. Oliveras resigned as a director on April 29, 2011 and his options expired unexercised.

(3). During the 2011 fiscal year period, four directors received a stock award of 250,000 shares of common stock for the 2010 calendar period. The total value of the stock awards was $200,000.  That value was spread over the period of service.  Thus, $83,333 was charged to the fiscal 2010 year end and $116,666 was charged to the 2011 fiscal year end.

(4). In August 2010, the Company granted to (i) its new Chairman stock option to acquire 1,000,000 shares of common stock at a $0.11 per share exercise price, and (ii) two existing officers and directors each a stock option to acquire 1,000,000 shares of common stock. In addition, during  the year ended May 31, 2011, the Company appointed three new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock. The per share exercise price for each director set of options was $0.065, $0.69, and $0.105. In March 2011, the Company and each director agreed to cancel 8,000,000 in existing options and the Company granted new options to each of the existing directors. The new options have an exercise price of $0.065 per share.   All options granted during the fiscal year ended May 31, 2011 to existing and new directors were priced at a penny per share above the closing price of our common stock on the date of grant (which in the case of a new director, is the date of the appointment).  One officer and director resigned in April 2011, and his option for 1,000,000 shares of common stock expired 90 days thereafter. In sum, as of May 31, 2011, a total of 8,000,000 in director options were outstanding, the value of which is $580,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. As of August 31, 2011, there were a total of 82,717,482 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 801 International Parkway, 5th Floor, Lake Mary, FL 32746. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we assumed the exercise and conversion of all outstanding options and convertible promissory notes owned by such shareholders.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% shareholders
Dianne Spano(2)	Common	10,649,119	12.42
196 Betsy Ross Drive Freehold, New Jersey

Officer and Directors
Jack Wagenti (3)	Common	5,928,777	7.08

Dave Burney (4)	Common	1,950,000	2.33

Gennaro Pane (5)	Common	2,450,000	2.93

Sheldon Baer (6)	Common	1,921,395	2.30

Daniel H. Luciano (7)	Common	1,344,000	1.61

John Gildea (8)	Common	1,250,000	1.49

All officers and directors (6 persons)		14,844,172	16.55

(1)  “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Represents stock warrants to acquire 3,000,000 shares of common stock, of which 2,500,000 are exercisable at $0.15 and 500,000 are exercisable at $0.25 per share, 7,649,119 shares of common stock held by the reporting person, and 215,050 held indirectly by her son.

(3) Represents stock options to acquire 1,000,000 shares held by the reporting person, 2,733,389 shares held by the reporting person, and 2,195,388 shares owned indirectly by his wife.

(4) Represents stock options to acquire 1,000,000 shares held by the reporting person and 950,000 shares held by the reporting person.

(5) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,450,000 shares held by the reporting person.

(6) Represents stock options to acquire 1,000,000 shares held by the reporting person, 521,395 shares of common stock owned by the reporting person, and 500,000 shares owned jointly with his spouse.

(7) Represents stock options to acquire 1,000,000 shares held by the reporting person and 344,000 shares of common stock owned by the reporting person.

(8) Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares of common stock owned by the reporting person.

Securities Authorized for Issuance Under Equity Compensation Plans

2007 Stock Option Plan

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

In August 2009, the Board of Directors approved a grant for 3,000,000 options to purchase shares of our common stock pursuant to the Company’s 2007 Stock Option Plan. During the year ended May 31, 2011, the Company appointed three new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock. The per share exercise price for each three director set of options was $0.065, $0.069, and $0.105. In addition, in August 2010, the Company granted to (i) its new Chairman stock option to acquire 1,000,000 shares of common stock at a $0.11 per share exercise price, and (ii) two existing officers and directors each a stock option to acquire 1,000,000 shares of common stock. In March 2011, the Company and each director agreed to cancel 8,000,000 in existing options and issue new options to each of the existing directors. The new options have an exercise price of $0.065 per share. All options granted during the fiscal year ended May 31, 2011 to existing and new directors were priced at a penny per share above the closing price of our common stock on the date of grant (which in the case of a new director, is the date of the appointment).

As of May 31, 2011, 11,000,000 options remain outstanding, of which 8,000,000 are held by former and existing directors and 3,000,000 held by consultants to the Company. One officer and director resigned in April 2011, and his option for 1,000,000 shares expired 90 days thereafter.

For information related to all equity compensation plans approved and not approved by shareholders, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE UPDATE

Certain Relationships and Related Transactions

In April 2001, we completed a private placement transaction with our largest shareholder pursuant to which we received $200,000 and issued 5,000,000 shares of commons tock and 2,500,000 stock purchase warrants. The warrants are exercisable at $0.15 per share and expire 18 months from issuance.

In August 2010, the Company granted to (i) its new Chairman stock option to acquire 1,000,000 shares of common stock at a $0.11 per share exercise price, and (ii) two existing officers and directors each a stock option to acquire 1,000,000 shares of common stock. In addition, during  the year ended May 31, 2011, the Company appointed three new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock. The per share exercise price for each director set of options was $0.065, $0.69, and $0.105. In March 2011, the Company and each director agreed to cancel 8,000,000 in existing options and the Company granted new

41

options to each of the existing directors. The new options have an exercise price of $0.065 per share.   All options granted during the fiscal year ended May 31, 2011 to existing and new directors were priced at a penny per share above the closing price of our common stock on the date of grant (which in the case of a new director, is the date of the appointment).  One officer and director resigned in April 2011, and his option for 1,000,000 shares expired 90 days thereafter.

During the year ended May 31, 2010, the Company granted the following shares to officers and directors for services performed which were issued in July 2010.

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

Director independence

Our common stock is quoted on the OTC BB interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We have two directors (Gennaro Pane and John Gildea) who may be considered “independent” under that definition.

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

42

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2011 and 2010:

Fee Category	Fiscal Year 2011 Fees		Fiscal Year 2010 Fees

Audit Fees	$	(estimated) 35,000	$107,500
Audit Related Fees		0	0
Tax Fees		0	375
All Other Fees		0	0
Total Fees	$	(estimated) 35,000	$107,875

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

Page
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and subsidiary (an exploration stage company) as of May 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2010, and the results of their operations and their cash flows for the year then ended, and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, at May 31, 2010, the Company had no established source of revenues, a working capital deficit of $3,600,452 and had accumulated losses of $18,580,973 since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/	Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
September 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheet of U. S. Precious Metals, Inc. and subsidiary (an exploration stage company) as of May 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2011. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2011, and the results of their operations and their cash flows for the year then ended, and for the period from January 21, 1998 (date of inception of exploration stage) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, at May 31, 2010 the Company had no established source of revenues, a working capital deficit of $5,195,463 and had accumulated losses of since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/	Jeffrey & Company, Certified Public Accountants

Wane, New Jersey
September 13, 2011

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2011	May 31, 2010
ASSETS
Current Assets:
Cash	$ 186,551	$ 393,322
Prepaid and other current assets	27,511	64,343
Total current assets	214,062	457,665

Fixed Assets:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,515
Total fixed assets	134,392	134,392
Less: accumulated depreciation	67,928	(54,891)
Net fixed assets	66,464	79,501

Other Assets:
Investment in mining rights	155,331	216,588
Deposits	5,328	5,374
Total other assets	160,659	221,962
Total Assets	$ 441,185	$ 759,128

LIABILITES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 2,188,085	$ 2,282,014
Accrued compensation	8,226	426,914
Convertible notes payable	3,213,214	1,349,189
Total current liabilities	5,409,525	4,058,117

Long Term Liabilities:
Convertible notes payable	-	914,780

Stockholders' Deficiency:
Preferred stock: authorized 10,000,000 shares of $.00001
par value; no shares issued and outstanding	-	-
Common stock: authorized 100,000,000 shares of
$.00001 par value; issued and outstanding, 78,100,646
and 53,319,696 shares, respectively	781	533
Additional paid in capital	16,694,927	14,366,671
Deficit accumulated during exploration stage	(21,664,050)	(18,580,973)
Total stockholders' deficiency	(4,968,342)	(4,213,769)
Total Liabilities and Stockholders' Deficiency	$ 441,185	$ 759,128

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 21, 1998
			(Date of Inception
	For the Years Ended May 31,		of Exploration Stage)
	2011	2010	to May 31, 2011
Revenues	$ -	$ -	$ -
Expenses	3,102,873	4,451,586	21,464,103
Debt reduction through legal settlements	(692,315)	-	(692,315)
Operating Loss	(2,410,562)	(4,451,586)	(20,771,788)

Other Income (Expense): Interest Income Interest Expense	- (672,515)	- (202,126)	17,960 (910,222)
Net other expense	(672,515)	(202,126)	(892,262)

Loss accumulated during the exploration
stage	$ (3,083,077)	$ (4,653,712)	$ (21,664,050)
Net Loss per Share - Basic and Diluted	$ (0.05)	$ (0.09)

Weighted Average Number of Shares Outstanding	64,827,824	51,832,637

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Period from Inception to May 31, 2011

					Deficit
			Additional		Accumulated
	Common Stock		Paid in		During
	Shares	Amount	Capital		Exploration Stage	Total

Balance, May 31, 2001	$—	$—	$—		$—	$—
Shares issued to incorporator	1,961,184	19	(19)		—	—

Balance, May 31, 2002	1,961,184	19	(19)		—	—

Sales of common stock	5,000,000	50	124,950			125,000
Shares issued for services	13,100,000	131	133,869			134,000
Shares issued in exchange for
mining rights	1,500,000	15	14,985			15,000
Net loss for the period					(215,924)	(215,924)

Balance, May 31, 2003	21,561,184	215	273,785		(215,924)	58,076

Sales of common stock	1,880,000	19	229,981			230,000
Shares issued for services	2,910,000	29	88,721			88,750
prior year for which no
consideration was received	(400,000)	(4)	4
Net loss for the period					(313,127)	(313,127)

Balance, May 31, 2004	25,951,184	259	592,491		(529,051)	63,699

					Deficit
			Additional		Accumulated
	Common Stock		Paid in		During
	Shares	Amount	Capital		Exploration Stage	Total

Balance, May 31, 2004
( (carried forward)	25,951,184	$259	$592,491	$	$(529,051)	$63,699

Sales of common stock	860,000	9	177,491			177,500
Shares issued for services	100,000	1	24,999			25,000
Issuance of stock paid in
prior year	80,000	1	19,999			20,000
Retirement of stock due to						—
settlement agreement	(175,166)	(2)	2
Net loss for the period					(226,093)	(226,093)

Balance, May 31, 2005	26,816,018	268	814,982		(755,144)	$60,106

Sales of common stock	4,332,500	43	1,122,457			1,122,500
Shares issued for services	233,961	3	96,252			96,255
Exercise of warrants	10,000		2,500			2,500
Net loss for the period					(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	314	2,036,191		(1,035,158)	1,001,347

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Continued)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During
	Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2006
( (carried forward)	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

Shares issued for services	905,355	9	232,618		232,627
Retirement shares issued in					—
prior year for which no
consideration was
received	(452,835)	(5)	5
Issuance of stock paid in					—
prior year	267,500	3	(3)
Net loss for the period				(898,843)	(898,843)

Balance, May 31, 2007	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	10,175,000	102	1,417,398		1,417,500
Shares issued for services	4,808,000	48	4,009,152		4,009,200
Exercise of warrants	320,000	3	79,997		80,000
Options granted
Net loss for the period				(5,028,449)	(5,028,449)

Balance, May 31, 2008	47,415,499	474	7,775,358	(6,962,450)	813,382

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Continued)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During
	Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2008	47,415,499	$474	$7,775,358	$(6,962,450)	$813,382
(carried forward)

Sales of common stock	800,000	8	399,992		400,000
Shares issued for services	1,838,000	19	1,014,281		1,014,300
Exercise of warrants	740,000	7	184,991		184,998
Share based compensation			2,770,000		2,770,000
Net loss for the period				(6,964,811)	(6,964,811)

Balance, May 31, 2009	50,793,499	508	12,144,622	(13,927,261)	$(1,782,131)
Shares and warrants issued
for services	2,473,063	24	1,251,954		1,251,978
Notes converted into shares
of common stock	53,134	1	15,939		15,940
Share based compensation			636,656		636,656
Discount on convertible
notes payable			317,500		317,500
Net loss for the year				(4,653,712)	(4,653,712)

Balance, May 31, 2010	53,319,696	533	14,366,671	(18,580,973)	(4,213,769)

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Concluded)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During
	Shares	Amount	Capital	Exploration Stage	Total

Balance, May 31, 2010	53,319,696	$533	$14,366,671	$(18,580,973)	$4,213,769
(carried forward)

Shares issued for services	9,670,000	97	725,679		725,776
Shares issued for cash	14,000,000	140	497,610		497,750
Notes converted into shares
of common stock	110,950	1	33,379		33,380
Partial cost of issuance of
convertible notes			81,598		81,598
Shares issued for
compensation	1,000,000	10	199,990		200,000
Options granted during the					580,000
year			580,000
Modification of director
options			210,000		210,000
Net loss for the year				(3,083,077)	(3,083,077)
Balance, May 31, 2011	78,100,646	$781	$16,694,927	$(21,664,050)	$(4,968,342)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 21, 1998
			(Date of Inception
	For the Years Ended May 31,		of Exploration Stage)
	2011	2010	to May 31, 2011)
Operating Activities:
Net Loss	($3,083,077)	($4,653,712)	($21,664,050)

Adjustments required to reconcile net
loss to net cash consumed by
operating activities:
Charges not requiring the use of cash:
Depreciation	13,037	17,107	67,928
Shares and warrants issued for services	883,111	1,183,499	7,797,555
Share based compensation	790,000	636,656	4,196,656
Amortization of debt discount	192,670	7,734	200,404
Debt reductions through legal
settlements	(692,315)	-	(692,315)
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	435,836	192,858	663,011
Changes in operating assets and
liabilities
Prepaid expenses and other current
assets	(63,072)	(19,297)	(109,400)
Deposits	-	540	(5,374)
Accounts payable and accrued
expenses	380,278	1,073,606	2,662,292
Accrued compensation	44,011	333,407	387,592
Net Cash Used in Operating
Activities	(1,099,521)	(1,227,602)	(6,386,442)

Investing Activities:
Investment in mining rights	-	(32,269)	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated
company	-	-	253,000
Acquisition of equipment	-	(388)	(134,392)
Net Cash Used in Investing
Activities	-	(32,657)	(444,255)

Financing Activities:
Proceeds from sales of common stock	497,750	-	3,990,250
Proceeds from exercises of warrants	-	-	267,498
Proceeds from convertible notes	395,000	1,632,500	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated
company	-	-	(68,000)
Loans from officers	-	117,700	117,700
Repayment of loans from officers	-	(117,700)	(117,700)
Net Cash Provided by Financing
Activities	892,750	1,632,500	7,017,248

Net increase (decrease) in cash balance	(206,771)	372,241	186,551
Cash balance, beginning of period	393,322	21,081	-

Cash balance, end of period	$186,551	$393,322	$186,551

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

1.	ORGANIZATION AND BUSINESS

Organization of Company

U.S. Precious Metals, Inc. (the “Company”) was incorporated in the State of Delaware on January 21, 1998 as a wholly owned subsidiary of American International Ventures, Inc. (“American International”). On May 9, 2002, the board of directors of American International declared a dividend, in the form of our common stock to be issued to its shareholders of record on that date. On the record date of such dividend, American International had 274 shareholders of record. The ratio of common stock of the Company received by each American International shareholder was one share of Company common stock for each 10 shares of American International common stock held. A total of 1,961,184 shares of common stock were issued to shareholders of American International on the record date. These shares represented all of the issued and outstanding capital stock of the Company on that date. American International did not retain any shares of our common stock.

On March 5, 2003, the Company formed a subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V., a Mexican corporation (the “Mexican Sub”).  Since the formation of the Mexican Sub, the Company has acquired the mineral rights to approximately 37,000 acres of property.  Virtually all of our activities take place in Mexico through the Mexican Sub.

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “USPR” on January 15, 2006.

Business

The Company has acquired exploration or exploitation concessions to approximately 37,000 acres of land in Michoacán, Mexico. Below is a list of the concessions which the Company has acquired:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

Name of Concession	Title Number	Hectares*	Date Acquired	Expiration Date

Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053

Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053

Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053

Solidaridad II, Fraction B	220505	.0072	August 14, 2003	August 13, 2053

Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054

Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053

Solidaridad V (also known as Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054

La Sabila	227272	11,405.0000	June 2, 2006	June 1, 2056

*A Hectare is equivalent to 2.47 acres.

The above group of concessions are collectively referred to as the “Solidaridad Concessions” The Company’s concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amounts of assessment work, on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.

Mining concessions do not automatically grant the holder the right to enter or use the surface land of the property where such mining concessions are located. In order to access the surface land, the holder must obtain permission from the surface owner. The Company currently has secured access rights to the portions of the Solidaridad Property where its concessions Solidaridad I, Solidaridad III, and Solidaridad V are located by way of a written agreement entered into by and between its Mexican Subsidiary and the owners of the portions of the Solidaridad Property where these concessions are located. This agreement requires the Company to pay an annual rent to the landowner. The Company is in the process of securing, but has not yet secured, access rights to the other portions of the Solidaridad Property, which it plans to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to explore for, or exploit, mineralized material from those areas.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

1.

ORGANIZATION AND BUSINESS (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $5,195,463, losses accumulated since inception of $21,664,050, recurring negative cash flows from operations, and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From inception to May 31, 2011, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying.  No revenue had been realized through May 31, 2011.  The Company has incurred cash and non-cash losses to May 31, 2011 of $21,664,050.

b.

 Consolidated Statements

The consolidated financial statements include the accounts of the Company and the Mexican Sub.  All significant intercompany balances and transactions have been eliminated in consolidation.

c.

 Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

d.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, a small portion of which is located in Mexico.

e.

Recognition of Revenue

Revenue will be recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed, and there is reasonable assurance of collection.  The Company has not yet entered into any contractual arrangement to deliver product or services.

f.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivables and accounts payable, approximate their fair values at May 31, 2011.

g.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is calculated on the straight line basis, based on the useful or productive lives of assets, ranging from three years for computer equipment to seven years for machinery and equipment.

h.

Investments in Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

i.

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.    Exploration Stage Accounting (continued)

proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of May 31, 2011, none of the mine concessions met the requirements for qualification as having proven reserves.

j.

Income Taxes

The Company accounts for income taxes in accordance with pronouncements of the FASB, which require the use of the “liability method”.  Accordingly, deferred tax liabilities and assts are determined based on differences between the financial statement bases and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

k.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

l.

Advertising Costs

The Company will expense advertising costs when advertisements occur.  There has been no spending thus far on advertising.

m.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the FASB and SEC Staff Accounting Bulletin No. 98 (“SAB98”).  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2011 and 2010 there were warrants and options outstanding to purchase Company common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

n.

Segment Reporting

Management treats the operation of the Company as one segment.

o.

Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended May 31, 2011 and 2010, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

p.

Foreign Currency Translation

The assets of the Mexican Sub are in Mexico.  The Mexican Sub depends on the ability of the parent company to raise cash which is transferred to the subsidiary to meet its operating cash needs.  Therefore, the Company’s management has determined that the functional currency of the Mexican Sub is the US dollar.  Since that is the case, the Company remeasures its subsidiary financial statements in US dollars.  Any gains or losses are reflected on the Statements of Operations.

The accounts of the Mexican Sub are remeasured in US dollars as follows:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q.

Foreign Currency Translation (continued)

(a)

Current assets, current liabilities, and long-term monetary assets and liabilities are translated based on the rates of exchange in effect at the balance sheet dates.

(b)

Non-monetary assets, liabilities, and equity accounts are translated at the exchange rates prevailing at the times of acquisition of assets, assumption of liabilities or equity investments.

(c)

Revenues and expenses are translated at the average exchange rates for each period, except for charges for amortization and depreciation of non-monetary assets which are translated at the rates associated with the assets.

a.

Impairment

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

b.

Stock Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable.  The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

c.

New Accounting Pronouncements

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

The Company does not believe the adoption of other recently issued pronouncements will have a significant effect on Company results of operations, financial position, or cash flows.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

3.

CONVERTIBLE NOTES PAYABLE

During fiscal years 2009, 2010 and 2011, the Company issued convertible notes totaling $2,742,500.  These notes bear interest at 16%.  These notes are identified as “2009 Notes” and “2010 Notes”.  The details of these notes are described below.

2009 Notes:
Issued in year ended 5/31/09	$ 730,000
Issued in year ended 5/31/10	465,000
2010 Notes:
Issued in year ended 5/31/10	1,152,500
Issued in year ended 5/31/11	395,000
Total issuances	2,742,500
Less, note converted during 2011 year	25,000
Notes outstanding, 5/31/11	$2,717,500

2009 Notes

Each holder of the 2009 Notes has the option to convert the principal and outstanding interest into shares of the Company’s common stock at an applicable conversion price (ranging from $0.20 to $0.30 per share), subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.  The 2009 Notes will automatically convert into shares of the Company’s common stock at the applicable conversion price, if the Company completes any financing that generates proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.  The 2009 Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010, except for $50,000 of the notes for which this date is December 31, 2011.

2010 Notes

The maturity date of the 2010 Notes is the earliest to occur of:  (i) an offering of securities by the Company in a transaction or series of related transactions in which at least $10,000,000 in gross proceeds is received by the Company, (ii) a change of control; or (iii) May 17, 2012.

The 2010 Notes bear simple interest at an annual rate of 16% and may be converted into shares of the Company’s common stock at the option of the holder or automatically, each under certain circumstances as described below:

Each holder of the 2010 Notes has the option to convert the principal and outstanding interest into shares of the Company’s common stock on or before the maturity date, at a conversion price of $0.16, as calculated under the terms of the convertible promissory note agreements, provided, however, that if the Company is actively negotiating its next financing or if the Company has entered into a definitive agreement providing for a change of control, optional conversion features will not be applicable.  If, prior to any optional conversion, the Company completes a Qualified Financing or experiences a change of control, the principal and outstanding interest will automatically convert into shares of the Company’s common stock at the stated conversion price.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

3.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company has calculated a beneficial conversion feature of the 2010 Notes as of the commitment date of each note equal to the difference between the conversion price and the fair value of the common stock on that date.  The portion of the proceeds allocated to the beneficial conversion feature of approximately $358,380 has been discounted and recorded to additional paid-in-capital.  The Company is amortizing the discount using the effective interest rate method over the terms of the promissory notes.  The amortization of the discount was $7,734 in the 2010 year and $192,670 in the 2011 year.

Notes totaling $1,120,000 matured December 31, 2010 and were not paid at maturity.

Interest totaling $662,071 has been accrued on the 2009 Notes and 2010 Notes.  Of that total, $226,235 was charged to expense during the 2010 year, and $435,836 was charged to expense during the 2011 year.  The unpaid balance at May 31, 2011, $653,710, is due at maturity of the notes and has been combined with the principal of the notes on the balance sheets.

The Company has signed agreements, including two consulting service agreements, with HFP Capital Markets LLC (“HFP”) to sell up to $2,000,000 of these convertible notes whereby HFP earns commissions equal to ten percent (10%) of the gross proceeds of the notes and warrants equal to ten percent (10%) of the common stock underlying the principal amount of the notes issued.  During the year ended May 31, 2010, the Company recorded commission expense paid to HFP of approximately $115,000 and an expense of approximately $135,000 for the issuance of 705,612 warrants.  The warrants have an exercise price of $0.16 and are exercisable at anytime through May 17, 2015.  The Company calculated the fair value of the warrants issued using a Black-Scholes valuation model with the following assumptions:  risk-free interest rate of 2.02%-2.44%, expected life of the warrants of 5 years, expected volatility of 166%-169%, and expected dividend yield of 0%.

For the consulting service agreements discussed above, the Company granted 2,000,000 fully vested shares of common stock to HFP for the first $1,000,000 raised through convertible notes.  In addition, HFP will earn up to 5,000,000 shares of the common stock upon the second $1,000,000 raised, which is earned on a pro-rata basis for each dollar raised.  During the year ended May 31, 2010, the Company raised $152,500 of the second $1,000,000 through convertible notes and HFP received the right to 762,500 shares of the common stock, which shares were issued during the 2001 year.  During the year ended May 31, 2010, the Company recorded compensation expense of approximately $525,000 related to the above grants.

During the year ended May 31, 2011, the Company issued through HFP, an additional $395,000 in convertible notes.  As a result, HFP earned an additional 1,975,000 shares valued at $375,000, which was charged to expense.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

4.	PREFERRED AND COMMON STOCK

The Company is authorized to issue preferred and common stock. The Company has not assigned any specific rights to the preferred stock, nor has any preferred stock been issued. As of May 31, 2011, only common stock had been issued.

In March 2009, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each share of the Company’s common stock, par value $0.00001 per share to stockholders of record as of April 10, 2009.  Each Right, when exercisable, would entitle the registered holder to purchase from the Company one one-thousandth of a share of a newly designated Series A Preferred Stock at a purchase price of $10.00, subject to adjustment.  The Rights Plan expired on March 17, 2010 with none of the rights redeemed.

During the year ended May 31, 2011, the Company issued 9,670,000 shares of common stock for services, valued at $1,248,275.  This value included $525,000 which was recorded in the previous year.  In addition, the Company issued 1,000,000 shares of its common stock as compensation to four of its directors.  These shares were valued at $200,000.

During the year ended May 31, 2010, the Company issued 473,063 shares of common stock to consultants as compensation for services, valued at approximately $132,000.  In addition, the Company issued 2,000,000 shares of its common stock to officers and directors as compensation for their services for the calendar year 2009.  These shares were valued at a total of $460,000 of which $329,000 and $131,000 were recorded as an expense during the years ended May 31, 2010 and 2009, respectively.  During the year ended May 31, 2010, the Company also granted 2,762,500 shares of its common stock to a consultant in connection with the issuance of convertible notes.  These shares were valued at approximately $525,000 and were recorded as an expense during the fiscal year ended May 31, 2010; however, the shares were not issued until July 2010.

During the year ended May 31, 2011, the Company sold 14,000,000 units of its equity securities for gross proceeds of $497,750. Each unit consists of one share of common stock and one half of a warrant.  Each whole warrant entitles the holder to purchase one share of common stock at a specified exercise price.   An additional 228,437 warrants were issued as compensation in connection with the sale of convertible notes.  These warrants were valued at $40,718.  Warrants issued in the year ended May 31, 2011 have a variety of terms as detailed below.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

4.	PREFERRED AND COMMON STOCK (CONTINUED)

Number of Warrants	Exercise Price	Term
687,500*	$.05	Six month
1,150,000.05		One year
1,500,000*	.25	Six months
1,037,500.25		Six months
2,625,000.25		Six months
228,437.16		Five years

*These warrants expired during the year ended May 31, 2011.

Changes in the outstanding warrants during the years ended May 31, 2011 and 2010 are detailed in the following schedule.

Balance, May 31, 2009	400,000

Warrants expired during the year	(400,000)
Warrants issued during the year	705,612
Balance, May 31, 2010	705,612

Warrants issued as part of stock units	7,000,000
Warrants expired	(2,187,500)
Warrants issued to broker	228,437
Balance, May 31, 2011	5,746,549

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

5.	STOCK OPTION PLAN

In August 2008, the shareholders of the Company approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.  During the year ended May 31, 2009, grants totaling 9,000,000 options were issued.    The value of these option grants, $2,770,000, was charged to expense during August 2008.

The following schedule presents the activity of Company options during the years ended May 31, 2011 and 2010:

		Weighted-Average	Weighted-Average
	# of Options	Exercise Price	Remaining Contractual Term

Options outstanding , June 1, 2009	6,000,000	$0.44	-
Options granted during the year	4,000,000	$0.32
Options cancelled	(1,000,000)	$0.90
Options outstanding, May 31, 2010	9,000,000	$0.30	3.24
Options granted during the 2011 year	8,000,000	$0.09
Options cancelled	(6,000,000)	$0.32
Options cancelled and replaced	(10,000,000)	$0.13
Replacement options	10,000,000	$0.06
Options outstanding, May 31, 2011	11,000,000	$0.06	4.75

As of May 31, 2011, all outstanding options are exercisable and fully vested.

There were no options exercised during the years ended May 31, 2011 and 2010. The total fair value of options vested during the years ended May 31, 2011 and 2010 were $580,000 and $800,000, respectively. In addition, during the year ended May 31, 2010, the Company modified the exercise price of outstanding options to purchase 1,000,000 shares of common stock with all other terms remaining the same, and recorded additional compensation costs of $36,700, which represented the excess of the fair value of the modified options over the original value of the options exchanged. The Company also modified the exercise price of 10,000,000 options during the 2011 year and recorded additional cost of $210,000.  At May 31, 2011, there was no aggregate intrinsic value of options outstanding and currently exercisable and there is no unrecognized compensation cost related to these options. The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

The Company calculated the fair value of the options issued during the years ended May 31, 2011 and 2010 using a Black-Scholes valuation model with the following assumptions:  risk-free interest rate of 1.41%, expected life of the options of 5 years, expected volatility of 134%-162%, and expected dividend yield of 0%.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

6.	RELATED PARTY TRANSACTIONS

During the year ended May 31, 2010, Michael Jack Kugler, the Company’s Chief Executive Officer and Chairman of the Board at that time, made several loans to the Company totaling $117,700 which bore simple interest of 6% annually. As of May 31, 2010, the Company has repaid all of the loans including interest.

During the 2011 year, nine directors were each awarded 1 million options to purchase Company common stock; one of these awards was subsequently cancelled.  These options were valued at $580,000.

During the 2010 year, the former chief executive officer was awarded 3 million options to purchase Company common stock, which were valued at $450,000.  The former chief executive officer and five Company directors were each awarded 250,000 shares of Company common stock.  The value of these awards was $50,000, each.

In October 2009, an additional grant of 250,000 shares of Company common stock was made to one director in lieu of cash compensation for services rendered to the Company during calendar year 2009.  The value of these shares, $57,500, was charged to expense during the year ended May 31, 2010.  The shares were issued in January 2010.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

7.	INCOME TAXES

The Company has experienced losses since inception.  As of May 31, 2011, the Company has a federal net operating loss (NOL) of approximately $13,039,000, which will expire between fiscal 2023 and 2031.  In addition, the Mexican Sub has an NOL of approximately $1,687,000 which will expire between 2018 and 2021.

The Company’s deferred tax assets are as follow:

	May 31, 2011	May 31, 2010
NOL carry forwards	$4,919,303	$ 4,570,586
Share based compensation	2,044,283	1,560,653
Interest expense and other	384,674	170,982
Total	7,348,260	6,302,221

Valuation allowance	(7,348,260)	(6,302,221)
	_________	_________
Net deferred tax asset	$ -	$ -

At May 31, 2011 and 2010, the Company has established a full valuation allowance for the deferred tax assets that are not more likely than not to be realized.  During fiscal 2011, the valuation allowance increased by approximately $1,046,000.

The Company’s reconciliation of the provision for income taxes from the statutory rate to the effective rate for the years ended May 31, 2011 and 2010 is as follows:

	2011	2010
Statutory U.S. federal tax rate	34.0%	34.0%
Mexican rate differential		(0.5)
Change in valuation allowance	_____	(33.5)
Effective tax rate	0.0%	0.0%

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

8.	RENTALS UNDER OPERATING LEASES

The Company conducts its operations in Lithis, Florida, from an office in the home of one of its officers.  The office is occupied at no charge to the Company.  There is no rental agreement for the use of this office.  If rent were charged for this space, the amount would not be material.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2012.  The Company may decide prior to the termination of this contract whether it wishes to renew.  The landlord is not obligated to renew the lease.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  There was, also, no cash paid for interest during the year ended May 31, 2011; there was $1,534 paid for interest during the year ended May 31, 2010.

The following non-cash investing and financing activity occurred during the year ended May 31, 2011:

-  A $200,000 liability to directors was satisfied by the issuance of 1,000,000 shares of common stock.

-  A $25,000 convertible note, along with related accrued interest was converted into 110,950 common shares.

-  There was beneficial conversion of $40,880 on an issuance of the convertible notes.  It was recorded as a discount on the notes.  That discount will be amortized over the lives of the notes.

-  A $3,562 portion of the warrants issue as part of the stock units sold during the current year expired.

-  A total of 6,000,000 options, valued at $1,638,333, were cancelled during the year.

-  A total of 10,000,000 options were cancelled and replaced during the year.  The original value of the cancelled options was $1,137,416; the value of the replacement options was $500,000.

During the year ended May 31, 2010, one convertible note holder exercised his option to convert his note plus accrued interest totaling approximately $15,900 into 53,134 shares of common stock.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION (CONTINUED)

During the year ended May 31, 2010, the Company issued 73,063 shares of common stock for legal services valued at $14,850, and 400,000 shares of common stock to consultants as compensation for services, valued at $117,000.  Of the total, at May 31, 2010, $21,000 was recorded as a prepaid expense and $42,000 is being expensed over the life of the consulting contract.  In addition, the Company’s Board of Directors approved the issuance during the 2010 year of 2,000,000 shares of its common stock to officers and directors as compensation for services; these shares were valued at $460,000.  Of that total, approximately $329,000 was recorded as an expense during the year ended May 31, 2010.  In March 2010, the Company’s Board of Directors approved the issuance of 1,500,000 shares of its common stock to officers and directors as compensation for services rendered to the Company during the calendar year 2010.  These shares were issued in July 2010 and the Company recorded an expense for these shares of approximately $83,000 during the year ended May 31, 2010, which was included in accrued compensation at May 31, 2010.

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

10.

LAWSUIT SETTLEMENTS

On May 24, 2011, the Company settled a lawsuit it had brought against its former attorneys, alleging improper fee billing.  Under the terms of the settlement, the outstanding balance due to the attorneys was reduced by $412,949 and the Company agreed to pay the remaining balance of $1,614,216 in four equal installments commencing May 24, 2012.

On May 24, 2011, the Company also settled a lawsuit it had brought against its former chief executive officer, alleging improper self dealing.  Under the terms of the settlement, each party dismissing claims against the other.  The Company realized a benefit from the settlement through a liability reduction of $279,366.

The combined amount of these lawsuit settlements, $692,315, is included on the statement of operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

11.

EXPENSES

Included in expenses are the following:

	Year Ended May 31, 2011	Year Ended May 31, 2010
Director fees	$922,567	$1,049,178
Geology fees	26,459	-
Professional fees	169,231	1,298,016
Salaries	252,312	770,295
Consulting fees	916,795	903,543
Drilling and excavation cost	313,146	146,846
Travel and entertainment	41,057	43,998
Office expense	13,206	43,583
Depreciation expense	13,037	17,107
Insurance expense	32,018	32,712
Other expenses	83,415	145,412
Taxes	50,452	-
Rent	46,067	60,361
Results of remeasurement	223,111	(59,465)
Total expenses	$3,102,873	$4,451,586

12.

CONTINGENCIES

Employment Agreement

In May 2009, the Board of Director’s approved an annual base salary for the Company’s Chief Executive Officer and Chairman of the Board, of $250,000.  This salary was to accrue until it become payable.  It would be payable only if, when and to the extent the Company retained a minimum balance in its operating account of at least $1,000,000.  This employment agreement and the related liability were terminated as a result of a lawsuit settlement (see Note 10 ).

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

12.

SUBSEQUENT EVENTS (CONTINUED)

Pledge Agreement

On or about November 2009, the Company purportedly entered into agreements with Duane Morris LLP whereby the Mexican Sub agreed to grant and pledge, as security for the payment of a purported debt, a security interest in and a lien on all of its rights to the Company’s mining concessions.  The Company brought suit to contest the validity of the agreements and the lien.  Under the terms of an agreement by which the lawsuit was settled (see Note 10) the terms of the original pledge agreement dealing with a security interest and lien remain in place.  This obligation was terminated as a result of a law suit (see Note 10).

Other Contingencies

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

U.S. Precious Metals, Inc.

By:	/s/ David W. Burney
Name: David W. Burney
Title: President
Date: September __, 2011

By:	/s/ Jack Wagenti
Name: Jack Wagenti
Title: Chief Financial Officer
Date: September __, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Burney David W. Burney	President and Director (Principal Executive Officer)	September __, 2011

/s/ Jack Wagenti Jack Wagenti	Chairman, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	September __, 2011

/s/ Sheldon Baer Sheldon Baer	Director	September __, 2011
/s/ Gennaro Pane Gennaro Pane	Director	September __, 2011

/s/ Daniel H. Luciano Daniel H. Luciano	Director	September 12, 2011

/s/ John Gildea John Gildea	Director	September 12, 2011

INDEX TO ATTACHED EXHIBITS

EXHIBIT

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).