Form 10-K/A
period 2011-05-31
U S PRECIOUS METALS INC
filed 2011-09-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K

          (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

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

[   ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,492,796 at November 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 82,717,482 shares of common stock issued and outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “ Securities Act ”): None

EXPLANATORY NOTE

The Company filed its Form 10-K for the annual period ended May 31, 2011 with the Securities and Exchange Commission on September 13, 2011 (“Original Form 10-K”). This Amendment No 1 to the Form 10-K amends and supersedes the Original Form 10-K in its entirety.

Except to the extent expressly set forth herein, this amended Form 10-K speaks as of the filing date of the original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-K should be read in conjunction with our filings made with the Securities and Exchange Commission.

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2010

TABLE OF CONTENTS

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2010

TABLE OF CONTENTS

PART	ITEM NO.		PAGE

I

	1	BUSINESS	4

	1A	RISK FACTORS	8

	2	PROPERTIES	21

	3	LEGAL PROCEEDINGS	23

	4	REMOVED AND RESERVED	19

II

	5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

	6	SELECTED FINANCIAL DATA	23

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

	9A	CONTROLS AND PROCEDURES	29

	9A (T)	CONTROLS AND PROCEDURES	30

	9B	OTHER INFORMATION	30

III

	10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	31

	11	EXECUTIVE COMPENSATION	34
1

	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	37

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

IV

	15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	41

		SIGNATURES	69

		INDEX TO ATTACHED EXHIBITS	70

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

SIGNIFICANT DEBT OBLIGATIONS

As of May 31, 2011, we have significant current debt obligations.  The amount includes $3,213,214 in obligations resulting from the issuance of convertible debt instruments during 2008 and 2010, of which approximately $1,500,000, inclusive of accrued interest,  is past due. In addition, during May 24, 2011, we settled an outstanding debt and resulting litigation with our former attorneys. This settlement requires us to pay, absent certain funding accelerations, a total of $1,614,216.00 in four equal incremental payments, beginning in May 2012 followed by subsequent payment every 90 days. During January 2011, we entered into a Pledge and Payment Agreements with our former attorneys to secure amounts due them. As a result of these agreements, our former attorneys maintain a pledge on our Solidaridad Property and have imposed certain other conditions and restrictions on our company and our operations.

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
18

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

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2012 and calls for monthly rent of 26,500 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease. The Company also had a lease for a house in Michoacán, Mexico which was terminated in September 2010 with a monthly rent of 10,000 Mexican pesos (approximately US $800).

The warehouse in Morelia houses the core laboratory, provides a core sample storage area and temporary offices. We have not completed the metallurgical and chemistry laboratory due to lack of funds. The Company has suspended any construction efforts until such time as it receives sufficient funding to move forward. If the Company can raise sufficient funds, of which there can be no assurance, we expect that this laboratory could be functional by the first quarter of 2012. If and when the laboratory becomes functional, we currently plan to use it to assist the technical staff in all necessary real time testing and evaluations of mineralization during the exploration and drilling stages as well as in developing the Feasibility A and B reports at the end of the two year exploration and drilling program discussed above. Otherwise, we will continue to have the metallurgical testing conducted by outside laboratories.

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

Warrants Outstanding

As of May 31, 2011, there were warrants to purchase 5,746,549 shares of common stock outstanding.

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2012, most of our investment in mining properties do not appear as an asset on our balance sheet.

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

As of the fiscal year ended May 31, 2011, we had total assets of $441,185 consisting of cash in the amount of $186,551 and prepaid and other  assets totaling $245,817, and total current liabilities of $5,409,525.

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

We incurred operating expenses in the amount of $3,102,873 and $4,451,586 during the year ended May 31, 2011, and 2010, respectively. The decrease in expenses of $1,348,713 reflects reduced professional fees of $1,128,775, reduced salaries of $517,983 and reduced stock-based compensation of $147,494, offset by increased drilling expense of $166,300 and other net increases of $279,249. As of May 31, 2011, the Company had convertible notes outstanding including accrued and unpaid interest of $3,213,214. Of the total amount, $1,120,000 in principal was due December 31, 2010, $50,000 is due on December 31, 2011 and $1,547,500 is due on May 17, 2012. As of May 31, 2011, there was $662,071 in accrued interest, of which $377,493 is attributable to the past due notes. As of May 31, 2011, we also had $2,196,311 in current liabilities exclusive of convertible notes, including $1,614,216 due to our former attorneys per our settlement with them.

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

ITEM 8.	FINANCIAL STATEMENTS

The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Name	Age	Title
Jack Wagenti	74	Chairman and Chief Financial Officer
David W. Burney	59	President and Director
Sheldon Baer	71	Chief Operating Officer and Director
Gennaro (Jerry) Pane	48	Director
John Gildea	39	Director
Daniel H. Luciano	59	Director

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

(1) Includes the following:

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

Security Ownership of Certain Beneficial Owners and Management. As of August 31, 2011, there were a total of 82,717,482 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 15122 Tealrise Highway, Lithis, FL, 33547. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we assumed the exercise and conversion of all outstanding options and convertible promissory notes owned by such shareholders.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% shareholders
Dianne Spano(2)	Common	10,649,119	12.42
196 Betsy Ross Drive Freehold, New Jersey

Officer and Directors
Jack Wagenti (3)	Common	5,928,777	7.08

Dave Burney (4)	Common	1,950,000	2.33

Gennaro Pane (5)	Common	2,450,000	2.93

Sheldon Baer (6)	Common	2,550,000	2.50

Daniel H. Luciano (7)	Common	1,344,000	1.61

John Gildea (8)	Common	1,250,000	1.49

All officers and directors (6 persons)		14,844,172	16.71

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

(6) Represents stock options to acquire 1,000,000 shares held by the reporting person, 1,050,000 shares of common stock owned by the reporting person, and 500,000 shares owned jointly with his spouse.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2011 and 2010:

Fee Category	Fiscal Year 2011 Fees		Fiscal Year 2010 Fees

A Audit Fees	$	(estimated) 35,000	$107,500
A Audit Related Fees		0	0
T Tax Fees		0	375
A All Other Fees		0	0
T Total Fees	$	(estimated) 35,000	$107,875

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
September 16, 2011

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
Common stock: authorized 150,000,000 shares of
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
43

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

44

U.S. PRECIOUS METALS, INC.(An Exploration Stage Company)

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

U.S. PRECIOUS, INC.

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

In March 2002, the Company entered into an oral arrangement with the owners of a mining property located in Mexico known as the Solidaridad mining claims. At the time, little geological information was known to American International about the property other than information collected by local residents. Based upon available information, the board of directors of American International determined that they were more interested in identifying mineral properties in the United States that had proven or probable resources, and were not interested in properties outside the United State requiring significant exploration work. Consequently, the board of directors of American International determined to separate the two companies by declaring the stock dividend discussed above so that each company could focus exclusively on its respective business.

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

c. Cash Equivalents

The Company considers all short term investments purchased with an original maturity of three months or less to be cash equivalents.

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

f. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts payable, and convertible notes payable, approximate their fair values at May 31, 2011. The carrying amount of convertible notes payable approximates their fair value due to their short term maturities.

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

i. Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.    Mine Development Costs (continued)

proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of May 31, 2011, none of the mine concessions met the requirements for qualification as having proven reserves.

j.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized. At May 31, 2011 and 2010, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

The Company files an income tax return in the U.S. federal jurisdiction and Florida. Tax returns since fiscal 2007 remain open for examination. The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes”. The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. At May 31, 2011 and 2010, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of May 31, 2011 and 2010, no interest and penalties related to uncertain tax positions had been accrued.

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

m. Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the FASB and SEC Staff Accounting Bulletin No. 98 (“SAB98”).  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2011 and 2010 there were warrants and options outstanding to purchase Company common stock  The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations. At May 31, 2011 and 2010, they were 16,746,549 and 9,705,612 options and warrants to purchase common stock.

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

r. Impairment

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

s.

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

t.

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

2009 Notes:
Issued in year ended 5/31/09	$ 730,000
Issued in year ended 5/31/10	480,000
2010 Notes:
Issued in year ended 5/31/10	1,152,500
Issued in year ended 5/31/11	395,000
Total issuances	2,757,500
Less, note converted during 2010 year	15,000
Less converted during 2011 year	25,000
Notes outstanding, 5/31/11	$2,717,500

2009 Notes

Each holder of the 2009 Notes has the Notes outstanding 5/31/11 option to convert the principal and outstanding interest into shares of the Company’s common stock at an applicable conversion price (ranging from $0.20 to $0.30 per share), subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.  The 2009 Notes will automatically convert into shares of the Company’s common stock at the applicable conversion price, if the Company completes any financing that generates proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.  The 2009 Notes mature on the earliest of (a) the date of an automatic conversion or (b) December 31, 2010, except for $50,000 of the notes for which this date is December 31, 2011.

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

The Company has calculated a beneficial conversion feature of the 2010 Notes as of the commitment date of each note equal to the difference between the conversion price and the fair value of the common stock on that date.  The portion of the proceeds allocated to the beneficial conversion feature of $358,380 has been discounted and recorded to additional paid-in-capital.  The Company is amortizing the discount using the effective interest rate method over the terms of the promissory notes.  The amortization of the discount was $7,734 in the 2010 year and $192,670 in the 2011 year.

Notes totaling $1,120,000 matured December 31, 2010 and were not paid at maturity. Interest was also due on the maturity of 2009 notes, $377,493 of interest is in default.

Interest totaling $662,071 has been accrued on the 2009 Notes and 2010 Notes.  Of that total, $226,235 was charged to expense during the 2010 year, and $435,836 was charged to expense during the 2011 year.  The unpaid balance at May 31, 2011, $653,710, is due at maturity of the notes and has been combined with the principal of the notes on the balance sheets. Of that total, $276,217 is due at the maturity of the 2010 notes and, as noted above, the balance is in default.

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

For the consulting service agreements discussed above, the Company granted 2,000,000 fully vested shares of common stock to HFP for the first $1,000,000 raised through convertible notes.  In addition, HFP will earn up to 5,000,000 shares of the common stock upon the second $1,000,000 raised, which is earned on a pro-rata basis for each dollar raised.  During the year ended May 31, 2010, the Company raised $152,500 of the second $1,000,000 through convertible notes and HFP received the right to 762,500 shares of the common stock, which shares were

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

3. CONVERTIBLE NOTES PAYABLE (CONTINUED)

issued during the 2011 year.  During the year ended May 31, 2011, the Company recorded compensation expense of approximately $525,000 related to the above grants.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

4.	PREFERRED AND COMMON STOCK (CONTINUED)
		Number of Warrants	Exercise Price	Term
		687,500*	$.05	Six month
		1,150,000.05		One year
		1,500,000*	.25	Six months
		1,037,500.25		Six months
		2,625,000.25		Six months
	Total warrants issued as part of stock units	7,000,000
	Warrants issued to broker	228,437.16		Five years

*These warrants expired during the year ended May 31, 2011.

Changes in the outstanding warrants during the years ended May 31, 2011 and 2010 are detailed in the following schedule.

Balance, May 31, 2009	400,000

Warrants expired during the year	(400,000)
Warrants issued during the year	705,612
Balance, May 31, 2010	705,612

Warrants issued as part of stock units	7,000,000
Warrants expired	(2,187,500)
Warrants issued to broker	228,437
Balance, May 31, 2011	5,746,549

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

During the 2010 year, the former chief executive officer and five Company directors were each awarded 250,000 shares of Company common stock. The value of these awards was $50,000, each; 41% of this value was expensed in the 2010 year and 59% was expensed in the 2011 year. During the 2011 year the former chief executive officer and one director failed to meet the requirements for vesting and their shares were forfeited..

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

The Company’s reconciliation of the provision for income taxes from the statutory rate to the effective rate for the years ended May 31, 2011 and 2010 is as follows:

	2011	2010
Statutory U.S. federal tax rate	34.0%	34.0%
Mexican rate differential	(1.2)	(0.5)
Change in valuation allowance	(32.8)	(33.5)
Effective tax rate	0.0%	0.0%

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

11. EXPENSES

Included in expenses are the following:

	Year Ended May 31, 2011	Year Ended May 31, 2010 (unaudited)
Director fees	$922,567	$1,049,178
Geology fees	26,459	-
Professional fees	169,231	1,298,016
Salaries	252,312	770,295
Consulting fees	916,795	903,543
Drilling and excavation cost	313,146	146,846
Travel and entertainment	41,057	43,998
Office expense	13,206	43,583
Depreciation expense	13,037	17,107
Insurance expense	32,018	32,712
Other expenses	83,415	145,412
Taxes	50,452	-
Rent	46,067	60,361
Results of remeasurement	223,111	(59,465)
Total expenses	$3,102,873	$4,451,586

12. CONTINGENCIES

Employment Agreement

In May 2009, the Board of Director’s approved an annual base salary for the Company’s Chief Executive Officer and Chairman of the Board, of $250,000.  This salary was to accrue until it become payable.  It would be payable only if, when and to the extent the Company retained a minimum balance in its operating account of at least $1,000,000.  This employment agreement and the related liability were terminated as a result of a lawsuit settlement (see Note 10).

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

12. CONTINGENCIES (CONTINUED)

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
Date: September 16, 2011

By:	/s/ Jack Wagenti
Name: Jack Wagenti
Title: Chief Financial Officer
Date: September 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Burney David W. Burney	President and Director (Principal Executive Officer)	September 16, 2011

/s/ Jack Wagenti Jack Wagenti	Chairman, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	September 16, 2011

/s/ Sheldon Baer Sheldon Baer	Director	September 16, 2011
/s/ Gennaro Pane Gennaro Pane	Director	September 16, 2011

/s/ Daniel H. Luciano Daniel H. Luciano	Director	September 16, 2011

/s/ John Gildea John Gildea	Director	September 16, 2011

INDEX TO ATTACHED EXHIBITS

EXHIBIT

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

