Form 10-Q
period 2011-08-31
U S PRECIOUS METALS INC
filed 2011-10-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	August 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

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

[] Yes    [X] No

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

[   ]Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,293,251 shares of common stock issued and outstanding as of October 12, 2011.

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

Substantial risks exists with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2011, filed with the Securities and Exchange Commission (“ SEC ”) on September 20, 2011 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

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

In addition to the above, as of August 31, 2011,  we have not paid $1,045,000 in principal and $398,496 in accrued interest due under the terms of the 2009 convertible notes. The notes were originally due on December 31, 2010. If we fail to make such payment in the immediate future, such event may have a material adverse affect on us and our business such that we may have to seek or be forced into bankruptcy under the federal bankruptcy laws.

We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described in our Annual Report including the referenced “Item 1A. Risk Factors.” The list above, together with the factors described in our Annual Report under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Quarterly Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLDIATED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$79,662	$186,551
Prepaid and other current assets	19,883	27,511

Total current assets	99,545	214,062

Fixed Assets:
Vehicles	41,877	41,877
Machinery and equipment	92,515	92,515

Total fixed assets	134,392	134,392
Less accumulated depreciation	71,303	67,928

Net fixed assets	63,089	66,464

Other Assets:
Investment in mining rights	155,331	155,331
Deposits	4,958	5,328

Total other assets	160,289	160,659

Total Assets	$322,923	$441,185

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,131,639	$2,188,087
Accrued compensation	6,912	8,226
Convertible notes payable	3,144,545	3,213,214

Total current liabilities	5,283,096	5,409,527

Stockholders’ Deficiency:
Preferred stock: authorized 10,000,000 shares of $.00001
par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$.00001 par value; issued and outstanding 82,467,482 and
78,100,646 shares, respectively	824	781
Additional paid in capital	16,628,338	15,971,677
Additional paid in capital - warrants	560,000	560,000
Additional paid in capital - options	166,250	163,250
Deficit accumulated during exploration stage	(22,315,585)	(21,664,050)
Total stockholder’ deficiency	(4,960,173)	(4,968,342)
Total Liabilities and Stockholders’ Deficiency	$322,923	$441,185

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

			January 21, 1998
			(Date of Inception
			Of Exploration Stage)
	Three Months Ended August 31,		To August 31,
	2011	2010	2011

Revenues	$-	$-	$-
Expenses	520,424	1,619,617	21,972,527
Debt reduction through legal settlement	-	-	(692,315)
Operating Loss	(520,424)	(1,619,617)	(21,280,212)
Remeasurement income (expense)	28,664	(12,220)	16,664

Other Income (Expense):
Interest income	-	-	17,960
Interest expense	(159,775)	(155,144)	(1,069,997)
Total other income (expense)	(131,111)	(167,364)	(1,035,373)

Loss accumulated during the
exploration stage	$(651,535)	$(1,786,981)	$(22,315,585)

Net Loss per Share
Basic and Diluted	$(.01)	$(0.03)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	79,009,388	55,519,968

The following are details of expenses incurred during the three month periods ended in August 31, 2011 and 2010:

	Three Month Periods Ended August 31,
	2011	2010

Salaries	$19,957	$148,421
Payroll taxes	-	14,824
Consulting fees	220,000	612,600
Selling expenses – Convertible Notes	-	39,930
Director’s awards	175,000	300,000
Drilling and excavation	33,044	212,557
Assay expense	-	285
Professional fees	22,331	162,618
Licenses and permits	-	6,442
Travel and entertainment	2,764	34,262
Office expense	10,186	7,819
Office and warehouse rental	1,552	10,559
Depreciation expense	3,373	3,150
Insurance expense	8,582	7,900
Other expenses	23,637	58,270
Total expenses	$520,424	$1,619,617

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			January 21, 1998
			(Date of Inception
			Of Exploration Stage)
	Three Months Ended August 31,		To August 31,
	2011	2010	2010

Operating Activities:

Net Loss	$(651,535)	$(1,786,981)	$(22,315,585)
Adjustments required to reconcile net loss to net
cash used by operating activities:
Charges and credits not requiring the use of cash:
Depreciation	3,375	3,150	71,303
Shares and warrants issued for services	-	418,343	7,797,555
Stock based compensation	342,500	390,000	4,539,156
Amortization of debt discount	40,301	45,262	240,705
Bad debt expense	-	-	109,259
Interest accrued on convertible notes	108,974	109,173	771,985
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,628	(89,543)	(101,772)
Increase (decrease) in accounts payable and
accrued expenses	(58,132)	154,388	2,986,378
Net Cash Used in Operating Activities	(206,889)	(756,208)	(6,593,331)

Investing Activities:
Investment in mining rights	-	(21,641)	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net cash Used in Investing Activities	-	(21,641)	(444,255)

Financing Activities:
Proceeds from sales of common stock	100,000	68,750	4,090,250
Proceeds from exercises of warrants	-	-	267,498
Proceeds from convertible notes	-	395,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	100,000	463,750	7,117,248

Net increase (decrease) in cash	(106,889)	(314,099)	79,662
Cash beginning of period	186,551	393,322	-
Cash end of period	$79,662	$79,223	$79,662

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

1.

 BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of U.S. Precious Metals, Inc. and its subsidiary, U.S. Precious Metals de Mexico, S.A. de C.V. (collectively, the “ Company ”) as of August 31, 2011 and for the three month periods ended August 31, 2011 and August 31, 2010, have been prepared in accordance with United States generally accepted accounting principles (“ GAAP ”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the fiscal year ended May 31, 2011.

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

As of August 31, 2011, none of the Company’s mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

4.

SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for income taxes during the three month periods ended August 31, 2011 or August 31, 2010.  There was no cash paid for interest during the three month period ended August 31, 2011, whereas $709.16 was paid for interest during the three month period ended August 31, 2010.

During the three month period ended August 31, 2011, the Company issued 2,300,000 shares of common stock, valued at $342,500 for services. Of the total amount, 1,750,000 shares to were issued to its directors valued at $175,000, and 550,000 shares were issued to consultants valued at $167,500.

During the three month period ended August 31, 2010, the Company issued stock and warrants for the services of the broker/dealer for the sale of the convertible notes.  The Company issued 4,737,500 shares with a total value of $900,125.  The expense for the three month period ended August 31, 2010, was $377,625, as $522,500 had been expensed in prior year.  In addition the Company issued an additional 226,994 warrants to the broker/dealer, valued at $40,718.  The combined amount of $418,343 is shown on Cash Flow Statement.

During the three month period ended August 31, 2010, the Company also issued 500,000 shares to a Director, valued at $90,000, and issued 3,000,000 options to three new directors purchase common stock, valued at $250,000.  The combined amount of $390,000 is shown on Cash Flow Statement.

5.

CONVERTIBLE NOTES PAYABLE

During the period ended August 31, 2010, the Company sold $395,000 in Convertible Promissory Notes to accredited investors for a total of $2,742,500 outstanding as of the end of the period with interest accrued for the same period of $109,173.

There were no notes sold during the three month period ended August 31, 2011.  As of August 31, 2011, there is $2,542,500 of outstanding notes with related interest of $719,719.

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the common stock of the Company at the option of the holder after a specified date depending upon when the Note was issued, or automatically, each under certain circumstances as described below:

Any holder of the Notes has the option to convert the principal and outstanding interest under such holder’s Notes into shares of the Company’s common stock, subject to certain restrictions if the holder has been advised that (a) the Company is actively negotiating its next financing or (b) the Company has entered into a definitive agreement providing for a change of control.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

5.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Notes will automatically convert into shares of the Company’s common stock at the stated conversion price if the Company completes any financing that result in proceeds of at least $10,000,000 to the Company, or upon the occurrence of a change in control of the Company.

The 2010 Notes mature on the earliest of (a) the date of an automatic conversion or (b) as follows:

•

two notes totaling $50,000 on December 31, 2011, and

•

thirty four notes totaling $1,447,500 on May 17, 2012.

As of August 31, 2011, there was $1,045,000 of principal outstanding, with related interest of $398,496, for convertible notes issued in 2009.The 2009 Notes matured on December 31, 2010 and are currently in default.

6.

COMMON STOCK AND WARRANTS

During the three month period ended August 31, 2011, the Company issued 1,000,000 shares of common stock and 500,000 stock purchase warrants for cash, with proceeds of $100,000.00. The warrants expire six months from their issue date of August 2, 2011, and are exercisable at $0.25 per share

During the three month period ended August 31, 2011, the Company issued 1,750,000 shares to its directors, valued at $175,000, for their services.  The Company also issued 550,000 shares to consultants for their services, valued at $167,500.

During the three month period ended August 31, 2010, the Company issued 1,375,000 shares of common stock for cash, with proceeds of $68,750.

During the three month period ended August 31, 2010, the Company issued 4,737,500 shares of common stock, valued at $990,125, to the broker/dealer for the sale of the convertible notes.  Of that amount, $522,500 had been expensed in prior fiscal year.  During the same period, the Company also issued 500,000 shares to a Director for services, valued at $90,000.   The Company also recognized $50,000 in expense regarding director shares that vested December 31, 2010.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

1.

COMMON STOCK AND WARRANTS (CONTINUED)

The following table summarizes warrant activity during the three month period ended August 31, 2011:

Warrants outstanding 5/31/11	5,746,549
Warrants sold as part of stock units	500,000
Warrants expired	(1,037,500)

Balance 8/31/11	5,209,049

Of the outstanding balance, there are 934,049 stock warrants issued for services, with a five year life ending during 2015 and 2016, and an exercise price $.16 cents.  The balance of  4,275,000 stock warrants represent warrants issued as part of stock units.  Those warrants have a six month or one year life, with exercise prices ranging from $.10 to $.25.

2.

RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2011, the Company issued a total of 1,750,000 shares of common stock, valued at $175,000, to its directors and officers. Each director received 250,000 shares of common stock, except that the Chairman received 500,000 shares of common stock.

During the three month period ended August 31, 2010, the Company issued 3,000,000 options to three new directors, valued at $250,000, and 500,000 shares for services, valued at $90,000, to a director.

8.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficit of $5,183,551, accumulated losses of $22,315,585 since inception, recurring negative cash flows from operations and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the  State of Michoacan, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”). Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

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

Liquidity and Capital Resources

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. Our plan of operations for the next 12 months is to continue the drilling program and begin a small exploitation program, provided that we receive sufficient funding to do so. However, we have made no commitments for capital expenditures over the next 12 months. As of August 31, 2011, our management estimates that approximately $600,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration, and the amount for such expenditures will vary depending on the nature and extent of such activities. We estimate these expenses to include approximately $250,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $100,000 for rent, maintenance, office expenses and utilities, $100,000 for permits and expenses required to maintain our mining rights, $50,000 for taxes and insurance, and $20,000 for other miscellaneous expenses, including travel expenses.We do not intend to hire any additional employees at this time. Our current employees and independent contractors will conduct all of the work related to our business. To the extent we receive funding, this is likely to change.

In addition to the above projected expenditures,  as of August 31, 2011, we have current liabilities, described below, totaling approximately $5.3 million. Of the current liabilities, the Company had convertible notes outstanding of $2,542,500 with related unpaid interest of $719,719. Of the total amount, $1,045,000 in principal was due December 31, 2010 and is now in default.  Interest accrued on the principal through August 31, 2011 is $398,426 and is now also due.  Of the remaining principal amount of notes, $50,000 is due December 31, 2011, and $1,447,500 is due on May 17, 2012. In addition, we are obligated to pay Duane Morris LLP, our former attorneys, the sum of 1,614,216.00 thereafter in four equal payments, beginning in May 2012 followed by subsequent payments every 90 days. Certain other conditions may apply which would result in an acceleration of such payments (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2011). In addition, on January 7, 2010, the Company’s Mexican subsidiary granted and pledged to Duane Morris, as security for the payment of outstanding legal bills, a security interest in and a lien on all of its rights to the Company’s mining concessions in Mexico.  In addition, a Payment Agreement and General Release was signed by the Mexican subsidiary which imposes restrictions on the Company’s ability to conduct its business without the prior written consent of Duane Morris.  It also releases Duane Morris and, inter alia, its partners, from any and all liabilities or claims the Company may have had in connection with the provision of legal services rendered by Duane Morris.

As of the date of this report, we have not paid the holders of certain of the notes described above as required under their terms. If we are unable to pay these notes or our other outstanding payables in the immediate future or otherwise re-negotiate their terms, we may be required to seek protection under the US bankruptcy laws or otherwise be forced into bankruptcy. Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing declining and volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2012 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide the Company with adequate fiscal resources to execute its plan of operations in the current fiscal year and beyond.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company or third party to undertake exploration work on the Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of the Company or its assets.

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. For the three months ended August 31, 2011, the Company issued 1,000,000 stock units for cash proceeds of $100,000. A unit is comprised of one share of stock and one-half warrant. A full warrant is required to purchase one additional share of stock. The warrants issued with the units described above are exercisable for a period of six months from the issue date, and are exercisable at a price of $0.25 cent per share.

As mention above, we must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Because of the exploratory nature of our current business plan, we anticipate incurring operating losses for the foreseeable future. Our future financial results also are uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

i.	Our ability to raise sufficient additional funing;

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

Consolidated Statement of Operations for Comparative Three Month Periods Ending August 31, 2011 and 2010.

During the respective periods, we did not earn any revenues and have had only losses since our inception, including during the three month periods ended August 31, 2011 and 2010.

We incurred operating expenses in the amount of $520,424 and $1,619,757 during the quarters ended August 31, 2011 and 2010, respectively.

The $1,099,193 net decrease in operating expenses during the current comparative period, is mostly due to a significant reduction in legal fees as a result of the replacement of our attorney and the elimination of corporate executive salaries. We had $159,775 and $155,144 in interest expense for the three month periods ended August 31, 2011 and 2010, respectively.

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

Critical Account Policies and Estimate

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company’s financial statements, that the following disclosures are critical accounting policies:

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which a (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic characters is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 28, 2011.. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended August 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

On or about August 2, 2011, we received $100,000 from the sale of  1,000,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of six months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor wasan accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

Item 3. Default of Senior Securities.

As of August 31, 2011, the Company had $1,045,000 in face amount of convertible notes which was due and payable as of December 31, 2010, along with accrued and unpaid interest in the amount of $398,846 as of August 31, 2011.  As of the date of this report, the Company has not paid the holders of these notes as required under their terms.

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

U.S. Precious Metals, Inc.

By:	/s/ Gennaro Pane

Name: Gennaro Pane
Title: Chief Executive Officer
Date: October 20, 2011

U.S. Precious Metals, Inc.

By:	/s/ Jack Wagenti

Name: Jack Wagenti
Title: Chief Financial Officer
Date: October 20, 2011