Form 10-Q/A
period 2011-08-31
U S PRECIOUS METALS INC
filed 2012-01-17
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGIST 31, 2011 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.   000-50703

U.S. PRECIOUS METALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	14-1839426
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

15122 Tealrise Way, Lithia, Florida, 33547
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

813-260-1865
(TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered  pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See definition of "accelerated  filer and large accelerated  filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 12, 2011 there  were  94,293,251 shares  of  Common  Stock  of the registrant  issued and outstanding.

Explanatory Note

US Precious Metals, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly  Report on Form 10-Q for the quarter ended  August  31, 2011 (the "Form 10-Q"),  filed with the Securities and Exchange  Commission  ("SEC") on October 20, 2011,  for the sole purpose of filing the  Interactive  Data Files  furnished as Exhibit 101, which were omitted from the previous filing.  No other changes have been  made to the Form  10-Q.  This  Form  10-Q/A  continues  to speak as of the original  filing date of the Form 10-Q,  does not  reflect  events that may have occurred  subsequent to the original  filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The  following  exhibits are filed as part of this Quarterly Report on Form 10-Q in accordance with Item 601 of Regulation S-K:

EXHIBIT NUMBER	DESCRIPTION AND METHOD OF FILING

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed with, or incorporated by reference in, our Form 10-Q filed October 20,2011 (File No. 000-50703).

(2)
Pursuant to Rule 406T of  Regulation  S-T,  this  interactive  data file is deemed not filed or part of a registration  statement or prospectus for purposes of  sections  11 or 12 of the  Securities  Act of 1933, is deemed not filed for purposes of section 18 of the Securities  Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

US PRECIOUS METALS, INC.

Date: January 17, 2012	By:	/s/ Gennaro Pane
Gennaro Pane
Chief Executive Officer

By:	/s/ David J Cutler
David J Cutler
Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on  the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gennaro Pane	Chief Executive Officer	January 17, 2012
Gennaro Pane

/s/ David J. Cutler	Chief Financial Officer (Principal Financial and Accounting Officer)	January 17, 2012
David J. Cutler