Form 10-Q
period 2011-11-30
U S PRECIOUS METALS INC
filed 2012-01-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period:	n/a

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way, Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

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
☐ Yes    ☒ No

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
☐ Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,483,281 shares of common stock issued and outstanding as of January 19, 2012.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$29,859	$186,551
Prepaid and other current assets	79,840	27,511

Total current assets	109,699	214,062

Property and equipment, net	59,948	66,464

Other Assets
Investment in mining rights and other	159,753	160,659

Total Assets	$329,400	$441,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,262,129	$2,196,313
Convertible notes payable, less discount	1,032,752	2,559,504
Accrued interest on notes	380,150	653,710

Total current liabilities	3,675,031	5,409,527

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001
par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; issued and outstanding 95,133,281 and
78,100,646 shares, respectively	951	781
Additional paid in capital	18,953,968	15,971,677
Additional paid in capital - options	650,000	560,000
Additional paid in capital - warrants	161,750	163,250
Deficit accumulated during exploration stage	(23,112,300)	(21,664,050)

Total stockholder’ deficit	(3,345,631)	(4,968,342)

Total Liabilities and Stockholders’ Deficit	$329,400	$441,185

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		January 21, 1998 (Date of Inception Of Exploration Stage) To November 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
General and administrative	646,265	484,418	1,138,025	2,116,255	22,602,128
Debt reduction through legal settlement	-	-	-	-	(692,315)

Operating Loss	(646,265)	(484,418)	(1,138,025)	(2,116,255)	(21,909,813)

Other Income (Expense):
Interest expense (net)	(150,450)	(170,231)	(310,225)	(325,375)	(1,202,487)

Loss before income taxes	(796,715)	(654,649)	(1,448,250)	(2,441,630)	(23,112,300)

Provision for income taxes	-	-	-	-	-

Net loss	$(796,715)	$(654,649)	$(1,448,250)	$(2,441,630)	$(23,112,300)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	93,783,447	62,188,777	86,355,882	58,837,524

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 21, 1998 (Date of Inception Of Exploration Stage)
	Six Months Ended November 30,		To November 30,
	2011	2010	2011
Operating Activities:
Net loss	$(1,448,250)	$(2,441,630)	$(23,112,300)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	6,516	6,352	74,444
Shares and warrants issued for services	411,500	526,343	8,209,055
Stock based compensation	265,000	570,000	4,461,656
Accretion of debt discount	135,727	105,345	336,131
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses and other current assets	1,670	(100,660)	(107,730)
Increase in interest accrued on convertible notes	150,747	218,572	813,758
Increase in accounts payable and
accrued expenses	66,648	238,174	3,111,158
Net Cash Used in Operating Activities	(410,442)	(877,504)	(6,796,884)

Investing Activities:
Investment in mining rights	-	(21,641)	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	(21,641)	(444,255)

Financing Activities:
Proceeds from sales of common stock	165,000	204,750	4,155,250
Proceeds from exercises of warrants	88,750	-	356,248
Proceeds from convertible notes	-	395,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	253,750	599,750	7,270,998

Net increase (decrease) in cash	(156,692)	(299,395)	29,859
Cash beginning of period	186,551	393,322	-
Cash end of period	$29,859	$93,927	$29,859

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

U.S. Precious Metals, Inc. was incorporated in the state of Delaware in 1998 as a mineral exploration company. U.S. Precious Metals, Inc and its wholly owned Mexican subsidiary company, U.S. Precious Metals de Mexico, S.A. de C.V, (“U.S. Precious Metals Mexico”), (collectively “the Company”, “We” or “Us”)   are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacan, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”).

Significant Accounting Policies

Basis of Presentation: Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2011 included in our Form 10-K filed with the SEC.

Exploration Stage Company: We are considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since we have not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at our Solidaridad Property. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred and, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been and will continue to be expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. We will not exit the exploration stage unless and until we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

As of November 30, 2011, none of our mineralized material met the definition of proven or probable reserves.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying unaudited consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Reclassifications: Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

Foreign Currency Translation: The operations and assets of U.S. Precious Metals Mexico are in Mexico.  U.S. Precious Metals Mexico depends on the ability of U.S. Precious Metals, Inc. to raise cash which is transferred to U.S. Precious Metals Mexico to meet its operating cash needs.  Therefore, our management has determined that the functional currency of the U.S. Precious Metals Mexico is the US dollar.  U.S. Precious Metals Mexico financial statements are denominated in Mexican Pesos. Since that is the case, we remeasures U.S. Precious Metals Mexico financial statements in US dollars.  Any gains or losses arising on the remeasurement are reflected in the Statements of Operations.

The accounts of U.S. Precious Metals Mexico are remeasured in US dollars as follows:

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

Cash and cash equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

Property and equipment: Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term.  The estimated useful lives are as follows:

Vehicles	4 years
Machinery and equipment	3-10 years

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Investments in Mining Rights: Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins

Mine development costs: include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralized material is classified as proven and probable reserves are expensed as mine development costs. At the point we reach our operating stage, such costs will be capitalized and will be written off as depletion expense as the mineralized material is mined.

Deferred Costs and Other: Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and six month periods ended November 30, 2011 or 2010

Financial Instruments: The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

Fair Value Measurements: ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, short-term trade prepaid expenses, payables, accruals and convertible notes payable.  The carrying values of cash and cash equivalents, short-term trade prepaid expenses, payables, accruals and convertible notes payable approximate their fair value due to their short maturities.

Income Taxes: We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition Policy: Revenue will be recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed, and there is reasonable assurance of collection.  We have not yet entered into any contractual arrangement to deliver product or services.

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended November 30, 2011 or 2010.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

Comprehensive Income (Loss): Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our Inception there have been no differences between our comprehensive loss and net loss.

Our comprehensive loss was identical to our net loss for the three and six month periods ended November 30, 2011 and 2010.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and six month periods ended November 30, 2011 and 2010 there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

Stock-Based Compensation: We have adopted ASC Topic 718, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model.. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

Business Segments: We believe that our activities during the three and six month periods ended November 30, 2011 and 2010 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.	GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses and as at November 30, 2011 has a working capital deficit of $3,565,332, accumulated losses of $23,112,300 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to accomplish our objectives during the next twelve months.

Moreover, as at November 30, 2011, we were in default on repayment of convertible promissory notes with principal balances of $625,000 repayable at December 31, 2010 and accrued interest of $267,332.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

2.	GOING CONCERN AND LIQUIDITY CONT.

These conditions raise substantial doubt about our ability to continue as a going concern.
In our financial statements for the fiscal years ended May 30, 2011 and 2010, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our  unaudited financial  statements for the three and six month periods ended November  30, 2011 and 2010 have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing efforts to raise capital in the public and private markets.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	2011	2010

Income taxes paid	$-	$-

Interest paid	$-	$709

Shares and warrants issued for services

1,350,000 shares of common stock issued to consultants	$305,500	$-
300,000 shares of common stock issued to consultants classified as a prepaid expense at November 30, 2011	(54,000)	-
5,537,500 shares of common stock issued for services	-	1,008,125
2,750,000 shares of common stock issued for services previously accrued at May 31, 2010	-	(522,500)
Warrants issued to broker / dealer to purchase 226,994 shares of common stock	-	40,718
1,000,000 stock options issued to a consultant	160,000	-

Total shares and warrants issued for services	$411,500	$526,343

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

3.	SUPPLEMENTAL CASH FLOW INFORMATION CONT.

Stock based compensation

1,750,000 shares of common stock issued to directors	$175,000	$-
500,000 stock options issued to directors	90,000	-
Expense for vesting of director’s shares	-	100,000
6,000,000 options issued to directors	-	470,000

Total stock based compensation	$265,000	$570,000

Liabilities settled for shares of common stock

11,107,635 shares of common stock issued on conversion of:
convertible notes payable	$1,662,500	$-
accrued interest	$424,187	$-

Total liabilities settled for shares of common stock	$2,086,687	$-

4.	PROPERTY AND EQUIPMENT

As at November 30, 2011 and May 31, 2011 property and equipment consisted of the following:

	November 30, 2011	May 31, 2011

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(74,444)	(67,928)

Total property and equipment net	$59,948	$66,464

Depreciation expense for the three and six months ended November 30, 2011 was $3,460 (2010-$3,202) and $6,833 (2010- $6,352), respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

5.	CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Total
May 31, 2011	$2,717,500	(157,976)	$2,559,524
Issued in the period	-	-	-
Converted into shares of common stock	(1,662,500)	-	(1,662,500)
Accretion of debt discount	-	135,728	135,728
November 30, 2011	$1,055,000	(22,248)	$1,032,752

During the six month period ended November 30, 2011, Note Holders converted convertible notes payable (“Notes”) with principal balances of $1,662,500 and accrued interest of $424,187 into 11,107,635 shares of our common stock.

During the six month period ended November 30, 2010, the Company sold notes with principal balance of $395,000 to accredited investors.

The Notes outstanding at November 30, 2011 have matured, or are scheduled to mature, as follows:

	# of notes	Principal	Accrued Interest	Total

Notes in Default
Due for repayment on December, 31, 2010	7	$625,000	$267,332	$892,332

Notes in Compliance
Due for repayment on December 31, 2011	2	50,000	14,685	64,685
Due for repayment on May 17, 2012	8	380,000	98,133	478,133
Total notes in Compliance	10	430,000	112,818	542,818

Total Notes	17	$1,055,000	$380,150	$1,435,150

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the shares of our common stock at the option of the Note Holder after a specified date depending upon when the Note was issued, or automatically, each under certain circumstances as described below:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

5.	CONVERTIBLE NOTES PAYABLE CONT.

Any Holder of the Notes has the option to convert the principal and outstanding interest under such Holder’s Notes into shares of our common stock, subject to certain restrictions.

The Notes will automatically convert into shares of our common stock at the stated conversion price if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

6.	COMMITMENTS AND CONTINGENCIES

On May 24, 2011, we settled a lawsuit we had brought against our former attorneys, alleging improper fee billing.  Under the terms of the settlement, the outstanding balance due to the attorneys was reduced by $412,949 and we agreed to pay the remaining balance of $1,614,216 in four equal installments commencing May 24, 2012.

7.	STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three and six months ended November 30, 2011 and 2010.

Common Stock and Warrants

	Common Stock	Warrants

May 31, 2011	78,100,646	5,746,549
Issued for cash proceeds of $65,000	650,000	325,000
Issued for cash proceeds of $100,000	1,000,000	500,000
Issued to directors as compensation valued at $175,000	1,750,000	-
Issued to consultants as compensation valued at $138,000	800,000	-
Issued to a consultant as compensation valued at $167,000	550,000	-
Issued on conversion of notes payable with principal balances of $1,662,500 and accrued interest of $424,187	11,107,635	-
Warrants exercised at $0.05 and $0.25	1,175,000	(1,175,000)
Warrants expired, unexercised	-	(1,137,500)
November 30, 2011	95,133,281	4,259,049

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

7.	STOCKHOLDERS’ DEFICIT CONT

The following table summarizes information about warrants outstanding at November 30, 2011:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$ 0.16	934,049	48.1
$ 0.15	2,500,000	10.8
$ 0.25	825,000	7.6
Total	4,259,049	19.6

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2011	11,000,000	$0.065
Granted	1,500,000	0.0187
Exercised	-	-
Cancelled or forfeited	(3,000,000)	(0.065)
November 30, 2011	9,500,000	$0.076

All outstanding options were fully vested when issued.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2010:

Exercise Price	Stock Options Outstanding and Exercisable	Intrinsic Value of Stock Options Outstanding and Exercisable	Weighted Average Life of Stock Options Outstanding and Exercisable in Years
$0.065	8,000,000	$720,000	4.38
$0.18	1,000,000	-	4.88
$0.20	500,000	-	4.83
	9,500,000	$720,000	4.46

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

7.	STOCKHOLDERS’ DEFICIT CONT.

The aggregate intrinsic value represents the difference between our closing stock price of $0.15 per share as of November 30, 2011 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

8.	RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2011, the Company issued a total of 1,750,000 shares of common stock, valued at $175,000, and 500,000 stock options, valued at $90,000, to its directors. Each director received 250,000 shares of common stock, except that the Chairman, who received 500,000 shares of common stock. In addition, 500,000 stock options were issued to an officer of ours who is also a director.

During the six month period ended November 30, 2010, the Company issued 3,000,000 stock options to three new directors, valued at $250,000, and 500,000 shares for services, valued at $90,000, to one of the director.

9.	INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

10.	SUBSEQUENT EVENTS

Effective December 15, 2011 we issued 1 million shares of our common stock and warrants with an exercise period of six months to purchase 500,000 shares of our common stock at $0.25 to an accredited investor for cash consideration of $100,000. We issued a total of 200,000 shares of our common stock valued at $30,000 to two consultants for services that they had provided to us.

On December 29, 2011, we appointed Mr. Daniel Joonsikk Moon to our Board of Directors.

Mr. Moon was granted stock options to acquire 1 million shares of our common stock at an exercise price of $0.18, all of which have been vested. The options expire five years from the date of grant unless sooner terminated by resignation or removal.

Effective December 31, 2011 we went into default on two further promissory notes with principal balances of $50,000 and accrued interest of $15,414.

On January 3, 2011 we issued 150,000 shares of our common stock and warrants with an exercise period of six months to purchase 75,000 shares of our common stock at $0.25 to an accredited investor for cash consideration of $15,000.

Effective January 6, 2012 we issued 1 million shares of our common stock and warrants with an exercise period of six months to purchase 500,000 shares of our common stock at $0.25 to an accredited investor for cash consideration of $100,000.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2011, filed with the Securities and Exchange Commission (“ SEC ”) on September 20, 2011 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

☐	Our current financial condition and immediate need for capital;
☐	Potential dilution resulting from the issuance of new securities for any funding;
☐	Unexpected changes in business and economic conditions;
☐	Change in interest rates and currency exchange rates;
☐	Timing and amount of production, if any;
☐	Technological changes in the mining industry;
☐	Changes in exploration and overhead costs;
☐	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
☐	Results of future feasibility studies, if any;
☐	The level of demand for our products;
☐	Changes in our business strategy;
☐	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
☐	The uncertainty of mineralized material estimates and timing of development expenditures;
☐	Commodity price fluctuations; and
☐	Changes in exploration results.

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

During the six months ended November 30, 2011 we made sound progress in reducing our outstanding liabilities through the conversion of a substantial value of our promissory notes into shares of our common stock. We also made a number of appointments to strengthen our management team and undertook certain initiatives to progress our business plan as set out below:

During the six month period ended November 30, 2011, Note Holders converted convertible notes payable with principal balances of $1,662,500 and accrued interest of $424,187 into 11,107,635 shares of our common stock. This reduced our outstanding liabilities by $2,086,687.

In June 2011, we had completed a Technical Report on our mining property located in Michaocan, Mexico. The Technical Report is entitled PRECIOUS AND BASE METALS DEPOSIT AT LA SABILA RANCH IN SOUTHERN MICHOACAN, MEXICO and was authored jointly as Qualified Persons by Michael Floersch of Applied Minerals, Inc., Thompson Falls, Montana and Betty Gibbs of Gibbs Associates, Boulder, Colorado.

We believe that the report is compliant with National Instrument 43-101 – Standards of Disclosure for Mineral Projects implemented by the Canadian Securities Administrators; however, we have not filed this report with any Canadian authority to determine compliance. Moreover, the report has not been reviewed and/or accepted by any Canadian or US regulatory authority.

On June 28, 2011, Mr. Peter Christos resigned in his capacity as one of our directors. Mr. Christos did not resign over any disagreement with us on any matter relating to our operations, policies or practices.

On October 3, 2011, our Board of Directors appointed Mr. Gennaro (Jerry) Pane as our interim Chief Executive Officer.  Mr. Pane also remains a member of our Board of Directors. As consideration for his services in such capacity, the Board of Directors granted Mr. Pane five year stock options to purchase 500,000 shares of our common stock at $0.20 per share.

On September 20, 2011, our Board of Directors appointed Mr. Daniel H. Luciano as our Chief Operating Officer, replacing Mr. Sheldon Baer.

On November 29, 2011, Mr. Jack Wagenti resigned as our Chief Financial Officer, and the Board of Directors appointed Mr. David Cutler as our new Chief Financial Officer.

On November 30, 2011, Mr. Jack Wagenti resigned from all other capacities in which he had served us, as Chairman, Secretary, Treasurer and director, and Mr. Daniel H. Luciano resigned as our Chief Operating Officer. The resignation of Mr. Wagenti (age 74) as a director is not as a result of any disagreement with us on matters relating to our policies, practices or procedures. Mr. Luciano remains as one of our directors.

Immediately following the resignations of Messrs. Wagenti and Luciano in their respective officer capacities, our Board of Directors appointed Mr. John Gildea, a director of the Company, as Chairman and Chief Operating Officer of the Company and Mr. Luciano as Secretary.

On November 29, 2011, we entered into a Definitive Agreement with a major institutional investment bank. Under the agreement, the firm will provide initial advisory services to us and any other investment banking services as they are required. The term of the agreement is for a period of six months, and may be extended by mutual consent.

The investment banking firm is a FINRA/SEC registered broker/dealer based in the continental United States.

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

As of November 30, 2011, our management estimates that approximately $600,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration, and the amount for such expenditures will vary depending on the nature and extent of such activities. We estimate these expenses to include approximately $250,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $100,000 for rent, maintenance, office expenses and utilities, $100,000 for permits and expenses required to maintain our mining rights, $50,000 for taxes and insurance, and $20,000 for other miscellaneous expenses, including travel expenses. We do not intend to hire any additional employees at this time. Our current employees and independent contractors will conduct all of the work related to our business. To the extent we receive funding, this is likely to change.

In addition to the above projected expenditures, as of November 30, 2011, we have current liabilities, described below, totaling approximately $3.7 million.

Of the current liabilities, we had convertible notes outstanding of $1,055,000 with related unpaid interest of $380,150. Of the total amount, $625,000 in principal was due December 31, 2010 and is now in default.  Interest accrued on the principal through November 30, 2011 is $267,332 and is now also due.  Of the remaining principal amount of notes, $50,000 is due December 31, 2011, and $380,000 is due on May 17, 2012. As of the date of the issue of this Quarterly Report, the $50,000 loan notes repayable at Dcember 31, 2011 had not been repaid and were in default.

In addition, we are obligated to pay Duane Morris LLP, our former attorneys, the sum of $1,614,216 in four equal payments, at 90 day intervals, beginning in May 2012. Certain other conditions may apply which would result in an acceleration of such payments (Please refer to our Form 8-K filed with the Securities and Exchange Commission on May 27, 2011). In addition, on January 7, 2010, our Mexican subsidiary granted and pledged to Duane Morris, as security for the payment of outstanding legal bills, a security interest in and a lien on all of its rights to our mining concessions in Mexico.  In addition, a Payment Agreement and General Release were signed by the Mexican subsidiary which imposes restrictions on our ability to conduct our business without the prior written consent of Duane Morris.  It also releases Duane Morris and, inter alia, its partners, from any and all liabilities or claims the Company may have had in connection with the provision of legal services rendered by Duane Morris.

As of the date of this report, we have not paid the holders of certain of the notes described above as required under their terms. If we are unable to pay these notes or our other outstanding payables in the immediate future or otherwise re-negotiate their terms, we may be required to seek protection under the US bankruptcy laws or otherwise be forced into bankruptcy.

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2012 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide us with adequate fiscal resources to execute our plan of operations in the current fiscal year and beyond.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company or third party to undertake exploration work on the Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of ourselves or our assets.

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the six months ended November 30, 2011, we issued 1,650,000 stock units for cash proceeds of $165,000. A unit is comprised of one share of stock and one-half warrant. A full warrant is required to purchase one additional share of stock. The warrants issued in the current year are exercisable for a period of six or twelve months from the issue date, and are exercisable at $0.25 per share

As mention above, we must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to us or at all. As an exploration stage company, we have no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since Inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2010

Revenue

We earned no revenue in either the three months ended November 30, 2011 or the three months ended November 30, 2010and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the three months ended November 30, 2011 we incurred general and administrative expenses of $646,265 compared to $484,418 in the three months ended November 30, 2010, an increase of $161,847, or 33%.

The increase was principally due to increased consulting fees incurred in the three months ended November 30, 2011 as compared to the three months ended November 30, 2010, partially offset by a reduced level of directors’ remuneration and legal fees in the same period.

Interest expense (net)

During the three months ended November 30, 2011 we incurred interest expense (net) of $150,450 compared to $170,231 during the three months ended November 30, 2010, a decrease of $19,781, or 12%.

The decrease was principally due to the reduced level of debt outstanding in the three months ended November 30, 2011 as compared to the same period to November 30, 2010 following the conversion of $1,662,500 convertible notes payable into equity during the three months ended November 30, 2011.

Net loss

The net loss for the three months ended November 30, 2011 was $796,715 compared to $654,649 during the three months ended November 30, 2010, an increase of $142,066, or 22%, due to the factors discussed above.

SIX MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2010

Revenue

We earned no revenue either in the six months ended November 30, 2011 or the six months ended November 30, 2010 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the six months ended November 30, 2011 we incurred general and administrative expenses of $1,138,025 compared to $2,116,255 in the six months ended November 30, 2010, a decrease of $978,230, or 46%.

The decrease in the level of general and administrative costs between the two periods reflected widespread cost reductions implemented by management including a substantial decrease in directors’ fees, professional fees, drilling and excavation costs, salaries, and other corporate overhead.

Interest expense (net)

During the six months ended November 30, 2011 we incurred interest expense (net) of $310,225 compared to $325,375 during the six months ended November 30, 2010, a decrease of $15,120, or 5%.

The decrease was principally due to the reduced level of debt outstanding in the six months ended November 30, 2011 as compared to November 30, 2010 following the conversion of $1,662,500 convertible notes payable into equity during the second quarter ended November 30, 2011.

Net loss

The net loss for the six months ended November 30, 2011 was $1,448,250 compared to $2,441,630 during the six months ended November 30, 2010, a decrease of $993,380, or 41%, due to the factors discussed above.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2010

Net cash flow used in operations in the six ended November 30, 2011 was $410,442 compared to $877,504 for the six months ended November 30, 2010, a decrease of $467,062, or 53%.

In the six months ended November 30, 2011 our net loss was $1,448,250 which was offset by $818,743 non cash items and a positive movement in operating assets and liabilities of $219,065 to arrive at net cash used in operations of $410,442. By comparison, in the six months ended November 30, 2010 our net loss was $2,441,630 which was offset by$1,208,040 noncash items and a positive movement in operating assets and liabilities of $356,086 to arrive at net cash used in operations of $877,504.

Net cash flow used in investing activities in the six ended November 30, 2011 was $0 compared to $21,641 for the six months ended November 30, 2010. We incurred certain expenditures on mining rights during the six months ended November 30, 2010 which we did not incur during the six months ended November 30, 2011.

Net cash flow generated from financing activities was $253,750 in the six months ended November 30, 2011 compared to $599,750 for the six months ended November 30, 2010, a decrease of $346,000, or 58%.

In the six months ended November 30, 2011 we generated net cash of $165,000 from the sale of shares of our common stock, and $88,750 through the exercise of our warrants. By comparison, in the six months ended November 30, 2010 we generated $204,750from the sale of shares of our common stock and$395,000 through the issuance of convertible notes.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, November 30, 2011.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended November 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six month periods ended November 30, 2011 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2011, we received $100,000 from the sale of 1,000,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of twelve months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

During the three months ended November 30, 2011, we received $65,000 from the sale of 650,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of six months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at November 30, 2011 we are in default on repayment of convertible promissory notes with principal balances of $625,000 repayable December 31, 2010 and accrued interest of $267,332.

Further as of December 31, 2011 we went into to default on two further convertible promissory notes with principal balances of $50,000 and accrued interest of $15,414.

As of the date of this report, we have not paid the holders of these notes as required under their terms.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed herewith
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
101.INS	XBRL Instance Document (1)					X
101.SCH	XBRL Taxonomy Extension Schema Document (1)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)					X

(1)
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
Name: Gennaro Pane
Title: Chief Executive Officer
Date: January 19, 2011

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: January 19, 2011