Form 10-Q
period 2012-02-29
U S PRECIOUS METALS INC
filed 2012-04-23
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	February 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period:	n/a

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 South Crews Avenue, Odessa, Missouri	64076
(Address of principal executive offices)	(Zip Code)

816-565-2499
(Registrant’s telephone number, including area code)

15122 Tealrise Way, Lithia, Florida, 33547
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
☐  Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,136,850 shares of common stock issued and outstanding as of April 23, 2012.

U.S.PRECIOUS METALS, INC.
INDEX

PART 1: FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS February 29, 2012 (Unaudited) and May 31, 2011 (Audited)	2

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Three and nine month periods ended February 29, 2012 and February 28, 2011 and the period from Inception (January 21, 1998) to February 29, 2012	3

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Nine month periods ended February 29, 2012 and February 28, 2011 and the period from Inception (January 21, 1998) to February 29, 2012	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES.	21

PART 2: OTHER INFORMATION	22

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULT OF SENIOR SECURITIES	22

ITEM 4. MINING SAFETY DISCLOSURES	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	24

SIGNATURES	25

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLDIATED BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$49,454	$186,551
Prepaid and other current assets	4,625	27,511

Total current assets	54,079	214,062

Property and equipment, net	57,277	66,464

Other Assets
Investment in mining rights and other	160,140	160,659

Total Assets	$271,496	$441,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,211,284	$2,196,313
Convertible notes payable, less discount	667,412	2,559,504
Accrued interest on notes	268,920	653,710

Total current liabilities	3,147,616	5,409,527

Commitments and Contingencies (Note 6.)

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 99,136,850 and 78,100,646 shares, issued and outstanding respectively	991	781
Additional paid in capital	20,602,800	16,694,927
Deficit accumulated during exploration stage	(23,479,911)	(21,664,050)

Total stockholders’ deficit	(2,876,120)	(4,968,342)

Total Liabilities and Stockholders’ Deficit	$271,496	$441,185

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLDIATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		January 21, 1998 (Date of Inception of Exploration Stage)
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
General and administrative	302,150	228,470	1,440,175	2,344,725	22,904,278
Debt reduction through legal settlement	-	-	-	-	(692,315)

Operating Loss	(302,150)	(228,470)	(1,440,175)	(2,344,725)	(22,211,963)

Other Income (Expense):
Interest expense (net)	(65,461)	(151,805)	(375,686)	(477,180)	(1,267,948)

Total other income (expense)	(65,461)	(151,805)	(375,686)	(477,180)	(1,267,948)

Loss before income taxes	(367,611)	(380,275)	(1815,861)	(2,821,905)	(23,479,911)

Provision for income taxes	-	-	-	-	-

Net loss	$(367,611)	$(380,275)	$(1,815,861)	$(2,821,905)	$(23,479,911)

Net loss per share
Basic and diluted	$(0.00)*	$(0.01)	$(0.02)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	97,175,385	67,315,311	89,949,201	61,623,398

* Less than $(0.01)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		January 21, 1998 (Date of Inception Of Exploration Stage) To
	February 29,	February 28,	February 29,
	2012	2011	2012

Net loss	$(1,815,861)	$(2,821,905)	$(23,479,911)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	9,187	9,638	77,115
Equity securities issued for services	792,500	1,204,210	12,786,711
Accretion of debt discount	150,408	149,521	350,812
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses and other current assets	23,405	(71,141)	(85,995)
Increase in Interest accrued on convertible notes	184,195	326,244	847,206
Increase (decrease) in accounts payable and
accrued expenses	15,319	259,891	3,059,829
Net Cash Used in Operating Activities	(640,847)	(943,542)	(7,027,289)

Investing Activities:
Investment in mining rights	-	(45,912)	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Provided By (Used in) Investing Activities	-	(45,912)	(444,255)

Financing Activities:
Proceeds from sales of common stock	365,000	287,750	4,355,250
Proceeds from exercises of warrants	138,750	-	406,248
Proceeds from convertible notes	-	395,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	503,750	682,750	7,520,998

Net increase (decrease) in cash	(137,097)	(306,704)	49,454
Cash beginning of period	186,551	393,322	-
Cash end of period	$49,454	$86,618	$49,454

The accompanying notes are an integral part of these financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
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

Significant Accounting Policies
Basis of Presentation:  Our accompanying unaudited financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  10 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2011 included in our Form 10-K filed with the SEC.

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

As of February 29, 2012, none of our mineralized material met the definition of proven or probable reserves.

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

Reclassifications: Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders’ deficit.

Foreign Currency Translation: The operations and assets of U.S. Precious Metals Mexico are in Mexico.  U.S. Precious Metals Mexico depends on the ability of U.S. Precious Metals, Inc. to raise cash which is transferred to U.S. Precious Metals Mexico to meet its operating cash needs.  Therefore, our management has determined that the functional currency of the U.S. Precious Metals Mexico is the US dollar.  U.S. Precious Metals Mexico financial statements are denominated in Mexican Pesos. Since that is the case, we remeasure U.S. Precious Metals Mexico financial statements in US dollars.  Any gains or losses arising on the remeasurement are reflected in the Statements of Operations.

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

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine month periods ended February 29, 2012 or February 28, 2011.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended February 29, 2012 or February 28, 2011.

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

 Our comprehensive loss was identical to our net loss for the three and nine month periods ended February 29, 2012 and February 28, 2011.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and nine month periods ended February 29, 2012 and February 28, 2011, there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

Stock-Based Compensation: We have adopted ASC Topic 718, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

Business Segments: We believe that our activities during the three and nine month periods ended February 29, 2012 and February 28, 2011 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.	GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses, and as at February 29, 2012,  have a working capital deficit of $3,093,537, accumulated losses of $23,479,911 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at February 29, 2012, we were in default on repayment of convertible promissory notes with principal balances of $350,000 repayable at December 31, 2010 together with accrued interest of $172,603. In addition, convertible promissory notes with principal balances of $325,000, together with accrued interest of $96,318, is due for repayment on May 17, 2012.

Moreover, in settlement of a lawsuit with our former attorneys, we have agreed to pay on May 24, 2012 the first of four, quarterly installments of $403,554, subject to other terms of the settlement.

At the time of this report, we do not having the funding available to repay the convertible promissory notes that are currently repayable, that will become repayable in May 2012 or the installments payable in settlement of our lawsuit that commence in May 2012.

These conditions raise substantial doubt about our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended May 30, 2011 and 2010, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our  unaudited financial  statements for the three and nine month periods ended February 29, 2012 and February 28, 2011 have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  settlement of liabilities  and commitments in the normal course of business. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	February 29	February 28.
	2012	2011
Income taxes paid	$-	$-

Interest paid	$-	$709

Equity securities issued services

550,000 shares of common stock issued to consultant	$167,500	$-
200,000 shares issued to consultants	30,000
1,000,000 stock options issued to a consultant	160,000
1,750,000 shares issued to directors	175,000
1,500,000 options issued to directors	260,000
7,000,000 stock options issued to directors and officers	-	520,000
1,000,000 shares issued to directors		200,000
Less balance classified prepaid at February 28, 2011		(83,333)
1,600,000 shares of common stock issued to employees and a consultant	-	149,200
4,737,500 shares of common stock issued to a broker in connection with the issuance of convertible notes	-	990,125
Less: balance expensed in prior year		(612,500)
934,049 warrants to purchase shares of common stock issued to a broker in connection with the issuance of convertible notes	-	152,250
Less: balance expensed in prior year		(111,532)

Total shares and warrants issued for services	$792,500	$1,204,210
Liabilities settled for shares of common stock

110,950 shares of common stock issued on conversion of
convertible notes payable		$25,000
accrued interest		8,285
13,211,204 shares of common stock issued on conversion of:
convertible notes payable	$2,042,500	-
accrued interest	$568,985	-

Total liabilities settled for shares of common stock	$2,611,485	$33,285

4.	PROPERTY AND EQUIPMENT

As at February 29, 2012 and May 31, 2011 property and equipment consisted of the following:

	February 29, 2012	May 31, 2011

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(77,115)	(67,928)

Total property and equipment net	$57,277	$66,464

Depreciation expense for the three and nine months ended February 29, 2012 was $2,671 (2011-$3,286) and $9,187 (2011- $9,638), respectively.

5.	CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Total
May 31, 2011	$2,717,500	(157,996)	$2,559,504
Issued in the period	-	-	-
Converted into shares of common stock	(2,042,500)	-	(2,042,500)
Accretion of debt discount	-	150,408	150,388
February 29, 2012	$675,000	(7,588)	$667,412

During the nine month period ended February 29, 2012, holders of outstanding convertible promissory notes (“Notes”) with principal balances of $2,042,500 and accrued interest of $568,985 converted such amounts due into 13,211,204 shares of our common stock under the terms of the respective notes.

Separately, during the nine month period ended February 28, 2011, the Company sold notes with principal balance of $395,000 to accredited investors. Of that amount, a Note Holder converted a note with a principal balance of $25,000 and accrued interest of $8,285 into 110,950 shares of our common stock.

The Notes outstanding at February 29, 2012 have matured, or are scheduled to mature, as follows:

	# of notes	Principal (prior to discount)	Accrued Interest	Total

Notes in Default
Due for repayment on December, 31, 2010	3	$350,000	$172,603	$522,603

Notes in Compliance
Due for repayment on May 17, 2012	6	325,000	96,317	421,317

Total Notes and Accrued Interest	9	$675,000	$268,920	$943,920

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

On May 24, 2011, we settled a lawsuit we brought against our former attorneys, alleging improper fee billing.  Under the terms of the settlement, the outstanding balance due to the attorneys was reduced by $412,949 and we agreed to pay the remaining balance of $1,614,216 in four equal installments commencing May 24, 2012, subject to other terms.

On April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit under case number 293/2012 in Mexico City, Federal District Court by Mr. Israel Tentory Garcia (“the Plaintiff”) regarding one of our mining concessions.

During 2003, we acquired from eight private individuals, including the Plaintiff, an exploration concession to acquire 174.54 hectares. Pursuant to this Assignment Agreement (‘the Agreement”), we paid the former holders 1.5 million shares of our common stock. The Agreement further provided for the payment of $1 million to the former holders upon the occurrence of certain conditions. In his lawsuit, the Plaintiff alleges that the payment was due and payable on or about 2009 and ownership of the mining concession should revert back to him.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. We intend to file our answer to the complaint on or before April 25, 2012 pursuant to which we will allege numerous defects in both fact and law and will seek dismissal of the action.

While we remain firm in our legal position, we have nonetheless conducted preliminary discussions with the Plaintiff in an effort to settle this matter.  At the time of this filing, these discussions are ongoing. There can be no guarantee that we will be able to arrive at a settlement with the Plaintiff that is acceptable to us.

While we will vigorously defend the lawsuit, we cannot predict the likely outcome of this litigation in the Mexican judicial system. If we are unable to prevail in this matter and the Plaintiff is found to be entitled to the reversion of the concession, such event would have a material adverse impact on us and our plans for this concession.

7.	STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three and nine month periods ended February 29, 2011 and February 28, 2010.

Common Stock and Warrants

	Common Stock	Warrants

May 31, 2011	78,100,646	5,746,549
Issued for cash proceeds of $365,000	3,650,000	1,825,000
Issued to directors as compensation valued at $175,000	1,750,000	-
Issued on the exercise of stock options	200,000
Issued to consultants as compensation valued at $30,000	200,000	-
Issued to a consultant as compensation valued at $167,000	550,000	-
Issued on conversion of notes payable with principal balances of $2,042,500 and accrued interest of $568,985	13,211,204	-
Warrants exercised at $0.05 and $0.25	1,475,000	(1,475,000)
Warrants expired, unexercised	-	(1,524,099)
February 29, 2012	99,136,850	4,572,450

The following table summarizes information about warrants outstanding at February 29, 2012:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.16	947,450	41.5
$0.15	2,500,000	7.8
$0.25	1,125,000	3.8
Total	4,572,450	13.9

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2011	10,000,000	$0.066
Granted	2,500,000	0.0186
Exercised	(200,000)	(0.62)
Cancelled or forfeited	(1,052,000)	(0.065)
February 29, 2012	11,248,000	$0.092

All outstanding options were fully vested when issued.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2012:

Exercise Price	Stock Options Outstanding and Exercisable	Intrinsic Value of Stock Options Outstanding and Exercisable	Weighted Average Life of Stock Options Outstanding and Exercisable in Years
$0.065	7,748,000	$2,053,220	4.01
$0.07	1,000,000	260,000	3.60
$0.18	1,000,000	150,000	4.60
$0.185	1,000,000	145,000	4.62
$0.20	500,000	65,000	4.82
	11,248,000	$2,673,220	4.12

The aggregate intrinsic value represents the difference between our closing stock price of $0.33 per share as of February 29, 2012 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

8.	RELATED PARTY TRANSACTIONS

During the nine month period ended February 29, 2012, we issued to our directors a total of 1,750,000 shares of common stock, valued at $175,000, and 1,500,000 stock options, valued at $259,999. Each director received 250,000 shares of common stock, except that the Chairman, who received 500,000 shares of common stock. In addition, 1,000,000 stock options were issued to a newly appointed director and 500,000 stock options were issued to an officer who is also a director.

During the nine month period ended February 28, 2011, we issued to our directors and officers 7,000,000 stock options valued at $500,000 and 1,000,000 shares valued at $200,000.

9.	INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

10.	SUBSEQUENT EVENTS

On March 9, 2012 we issued warrants with an expiry date of May 5, 2012 to purchase 500,000 shares of our common stock at $0.25 to an accredited investor. The investor exercised warrants to purchase 200,000 shares of our common stock and we received proceeds of$50,000.

Effective March 13, 2012, we issued 1 million shares of our common stock and stock warrants with an exercise period of six months to purchase 500,000 shares of our common stock at $0.25 to an accredited investor for cash consideration of $100,000.

On March 28, 2012, we filed a Form 8-K in which we disclosed that as reported in our prior filings with the Securities and Exchange Commission, we are seeking funding through debt and equity placement and/or through a joint venture participation or sale of all or part of our 37,000 acre mining concessions. To that end, our President, Dave Burney, has spent a substantial amount of time during the past two months in the Pacific Rim facilitating meetings and discussions with interested parties. Under confidentiality agreements, we have provided legal, geological, and technical information to these interested parties. Discussions to date have focused both on a joint venture arrangement to further explore and develop the property and the proposed sale of all or part of the 37,000 acre mining concessions. As of the date of this filing, discussions with such parties are ongoing, however, we have not received a definitive offer or term sheet from any third party, and there can be no assurance that any transaction will result from these ongoing discussions.

On April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit under case number 293/2012 in Mexico City, Federal District Court by Mr. Israel Tentory Garcia (“the Plaintiff”) regarding one of our mining concessions.

During 2003, we acquired from eight private individuals, including the Plaintiff, an exploration concession to acquire 174.54 hectares. Pursuant to this Assignment Agreement (‘the Agreement”), we paid the former holders 1.5 million shares of our common stock. The Agreement further provided for the payment of $1 million to the former holders upon the occurrence of certain conditions. In his lawsuit, the Plaintiff alleges that the payment was due and payable on or about 2009 and ownership of the mining concession should revert back to him.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. We intend to file our answer to the complaint on or before April 25, 2012 pursuant to which we will allege numerous defects in both fact and law and will seek dismissal of the action.

While we remain firm in our legal position, we have nonetheless conducted preliminary discussions with the Plaintiff in an effort to settle this matter.  At the time of this filing, these discussions are ongoing. There can be no guarantee that we will be able to arrive at a settlement with the Plaintiff that is acceptable to us.

While we will vigorously defend the lawsuit, we cannot predict the likely outcome of this litigation in the Mexican judicial system. If we are unable to prevail in this matter and the Plaintiff is found to be entitled to the reversion of the concession, such event would have a material adverse impact on us and our plans for this concession.

On April 13, 2012,  Mr. Cutler, our Chief Financial Officer, was granted stock options to acquire 500,000 shares of our common stock at an exercise price of $0.17, all of which have been vested. The options expire five years from the date of grant unless sooner terminated by resignation or removal

We have evaluated subsequent events through April 23, 2012.  Other than those set out above, there have been no subsequent events after February 29, 2011 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2011, filed with the Securities and Exchange Commission (“ SEC ”) on September 20, 2011 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

▪	Our current financial condition and immediate need for capital;
▪	Potential dilution resulting from the issuance of new securities for any funding;
▪	Unexpected changes in business and economic conditions;
▪	Change in interest rates and currency exchange rates;
▪	Timing and amount of production, if any;
▪	Technological changes in the mining industry;
▪	Changes in exploration and overhead costs;
▪	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
▪	Results of future feasibility studies, if any;
▪	The level of demand for our products;
▪	Changes in our business strategy;
▪	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
▪	The uncertainty of mineralized material estimates and timing of development expenditures;
▪	Commodity price fluctuations; and
▪	Changes in exploration results.

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

During the nine months ended February 29, 2012, we reduced our outstanding liabilities as a result of the conversion of a substantial value of our promissory notes into shares of our common stock. We also made a number of appointments to strengthen our management team and undertook certain initiatives to progress our business plan as set out below:

During the nine month period ended February 29, 2012, Note Holders converted convertible notes payable with principal balances of $2,042,500 and accrued interest of $568,985 into 13,211,204 shares of our common stock. This reduced our outstanding liabilities by $2,611,485.

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

As reported in our prior filings with the Securities and Exchange Commission, we are seeking funding through debt and equity placement and/or through a joint venture participation or sale of all or part of our 37,000 acre mining concessions. To that end, our President, Dave Burney, has spent a substantial amount of time during January and February 2012 in the Pacific Rim facilitating meetings and discussions with interested parties. Under confidentiality agreements, we have provided legal, geological, and technical information to these interested parties. Discussions to date have focused both on a joint venture arrangement to further explore and develop the property and the proposed sale of all or part of the 37,000 acre mining concessions. As of the date of this filing, discussions with such parties are ongoing, however, we have not received a definitive offer or term sheet from any third party, and there can be no assurance that any transaction will result from these ongoing discussions

Liquidity and Capital Resources
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

As of February 29, 2019, our management estimates that approximately $600,000 will be required over the next 12 months to maintain our current status. This amount does not include any exploitation or any additional exploration (the amount for such expenditures will vary depending on the nature and extent of such activities) and also excludes our current liabilities described below. Of this total amount, we estimate these expenses to include approximately $250,000 for salaries, outsourced labor and consulting services, $80,000 for professional services, including work undertaken by the independent accountant and legal fees, $100,000 for rent, maintenance, office expenses and utilities, $100,000 for permits and expenses required to maintain our mining rights, $50,000 for taxes and insurance, and $20,000 for other miscellaneous expenses, including travel expenses. We do not intend to hire any additional employees at this time. Our current employees and independent contractors will conduct all of the work related to our business. To the extent we receive funding, this is likely to change.

In addition to the above projected expenditures, as of February 29, 2012, we have current liabilities, including those described below, totaling $3,174,616.

Of the current liabilities, we had convertible notes outstanding of $675,000 with related unpaid interest of $268,921. Of the total amount, $350,000 in principal was due December 31, 2010 and is now in default.  Interest accrued on the principal through February 29, 2012 is $172,603 and is now also due. The balance of the loan notes, $325,000, together with accrued interest at February 29, 2012 of $96,318, are repayable in full on May 17, 2012.

In addition, under a settlement agreement, we are obligated to pay Duane Morris LLP, our former attorneys, the sum of $1,614,216 in four equal payments, at 90 day intervals, beginning in May 2012. Certain other conditions may apply which would result in an acceleration of such payments (Please refer to our Form 8-K filed with the Securities and Exchange Commission on May 27, 2011). On January 7, 2010, our Mexican subsidiary granted and pledged to Duane Morris, as security for the payment of outstanding legal bills, a security interest in and a lien on all of its rights to our mining concessions in Mexico.  A Payment Agreement and General Release also were signed by the Mexican subsidiary which imposes restrictions on our ability to conduct our business without the prior written consent of Duane Morris.  Under the settlement agreement, we also released Duane Morris and, inter alia, its partners, from any and all liabilities or claims the Company may have had in connection with the provision of legal services rendered by Duane Morris.

As of the date of this report, we have not paid the holders of certain of the notes described above as required under their terms. In addition, we have amounts due under the settlement agreement with our former attorney’s discussed above.   If we are unable to pay these notes or our other outstanding payables in the immediate future or otherwise re-negotiate their terms, we may be required to seek protection under the US bankruptcy laws or otherwise be forced into bankruptcy.

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

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company or third party to undertake exploration work on the Solidaridad Property, we may attempt to sell all or part of our Solidaridad Property, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of ourselves or our assets.

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the nine months ended February 29, 2012, we issued 3,650,000 stock units for cash proceeds of $365,000. A unit is comprised of one share of stock and one-half warrant. A full warrant is required to purchase one additional share of stock. The warrants issued in the current year are exercisable for a period of six months from the issue date, and are exercisable at $0.25 per share

As mentioned above, we must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to us or at all. As an exploration stage company, we have no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since Inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2011

Revenue
We earned no revenue in either the three months ended February 29, 2012 or the three months ended February 28, 2011 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended February 29, 2012, we incurred general and administrative expenses of $302,150 compared to $228,470 in the three months ended February 28, 2011, an increase of $73,680, or 32%.

The increase was principally due to the issue of stock options to a newly appointed director in the three months ended February 29, 2012 as compared to the three months ended February 28, 2011, partially offset by a general reduction in corporate overhead expenses the same period.

Interest expense (net)
During the three months ended February 29, 2012, we incurred interest expense (net) of $65,461 compared to $151,805 during the three months ended February 28, 2011, a decrease of $86,344, or 57%.

The decrease is due to the reduced level of debt outstanding in the three months ended February 29, 2012 as compared to the same period to February 28, 2011 which reflects the conversion of $2,067,500 convertible notes payable into equity since February 28, 2011.

Net loss
The net loss for the three months ended February 29, 2012 was 367,611 compared to $380,375 during the three months ended February 28, 2011, a decrease of $12,764, or 3%, due to the factors discussed above.

NINE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2011

Revenue
We earned no revenue either in the nine months ended February 29, 2012 or the nine months ended February 28, 2011 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the nine months ended February 29, 2012, we incurred general and administrative expenses of $1,440,175 compared to $2,344,725 in the nine months ended February 28, 2011, a decrease of $904,550, or 39%.

The decrease in the level of general and administrative costs between the two periods reflected widespread cost reductions implemented by management including a substantial decrease in directors’ fees, professional fees, drilling and excavation costs, salaries, and other corporate overhead.

Interest expense (net)
During the nine months ended February 29, 2012, we incurred interest expense (net) of $375,686 compared to $477,180 during the nine months ended February 28, 2011, a decrease of $101,494, or 21%.

The decrease is due to the reduced level of debt outstanding in the nine months ended February 29, 2012 as compared to the nine months ending February 28, 2011 following the conversion of $2,067,500 convertible notes payable into equity during since February 28, 2011.

Net loss
The net loss for the nine months ended February 29, 2012 was $1,815,861 compared to $2,821,905 for the nine months ended February 28, 2011, a decrease of $1,006,044, or 36%, due to the factors discussed above.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2011

Net cash flow used in operations in the nine months ended February 29, 2012 was $640,847 compared to $943,542 for the nine months ended February 28, 2011, a decrease of $302,695, or 32%.

In the nine months ended February 29, 2012, our net loss was $1,815,861 which was offset by $952,095 in non cash items and a positive movement in operating assets and liabilities of $222,919 to arrive at net cash used in operations of $640,847. By comparison, in the nine months ended February 28, 2011, our net loss was $2,821,905 which was offset by $1,363,369 in noncash items and a positive movement in operating assets and liabilities of $514,894 to arrive at net cash used in operations of $943,542.

Net cash flow used in investing activities in the nine months ended February 29, 2012 was $0 compared to $45,912 for the nine months ended February 28, 2011. We incurred certain expenditures on mining rights during the nine months ended February 28, 2011 which we did not incur during the nine months ended February 29, 2012.

Net cash flow generated from financing activities was $503,750 in the nine months ended February 29, 2012 compared to $682,750 for the nine months ended February 28, 2011, a decrease of $179,000, or 26%.

In the nine months ended February 29, 2012 we generated net cash of $365,000 from the sale of shares of our common stock, and $138,750 through the exercise of our warrants. By comparison, in the nine months ended February 28, 2011 we generated $287,750 from the sale of shares of our common stock and $395,000 through the issuance of convertible notes.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 29, 2012.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 29, 2012.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended February 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine month periods ended February 29, 2012.

On April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit under case number 293/2012 in Mexico City, Federal District Court by Mr. Israel Tentory Garcia (“the Plaintiff”) regarding one of our mining concessions.

During 2003, we acquired from eight private individuals, including the Plaintiff, an exploration concession to acquire 174.54 hectares. Pursuant to this Assignment Agreement (‘the Agreement”), we paid the former holders 1.5 million shares of our common stock. The Agreement further provided for the payment of $1 million to the former holders upon the occurrence of certain conditions. In his lawsuit, the Plaintiff alleges that the payment was due and payable on or about 2009 and ownership of the mining concession should revert back to him.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. We intend to file our answer to the complaint on or before April 25, 2012 pursuant to which we will allege numerous defects in both fact and law and will seek dismissal of the action.

While we remain firm in our legal position, we have nonetheless conducted preliminary discussions with the Plaintiff in an effort to settle this matter.  At the time of this filing, these discussions are ongoing. There can be no guarantee that we will be able to arrive at a settlement with the Plaintiff that is acceptable to us.

While we will vigorously defend the lawsuit, we cannot predict the likely outcome of this litigation in the Mexican judicial system. If we are unable to prevail in this matter and the Plaintiff is found to be entitled to the reversion of the concession, such event would have a material adverse impact on us and our plans for this concession.

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

During the three months ended November 30, 2011, we received $165,000 from the sale of 1,650,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of six months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

During the three months ended February 29, 2012, we received $200,000 from the sale of 2,000,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.25 during an exercise period of six months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at February 29, 2012 we are in default on repayment of convertible promissory notes with principal balances of $350,000 repayable December 31, 2010 and accrued interest of $172,603.

As of the date of this report, we have not paid the holders of these notes as required under their terms.

ITEM 4. MINING SAFETY DISCLOSURES

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the three and nine month periods ending February 29, 2012 and February 28, 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and nine months periods ending February 29, 2012 and February 28, 2011.

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
Name: Gennaro Pane
Title: Chief Executive Officer
Date: April 23, 2012

U.S. Precious Metals, Inc.

By:	/s/ David J. Cutler
Name: David J. Cutler
Title: Chief Financial Officer
Date: April 23, 2012