Form 10-K
period 2012-05-31
U S PRECIOUS METALS INC
filed 2012-09-13
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
          (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period:
Commission file number: 000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

(732) 851-7707
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock $0.00001 par value
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,676,783 at November 30, 2011.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 105,205,852 shares of common stock issued and outstanding as of September 7, 2012.

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

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2012

TABLE OF CONTENTS

PART I		Page
ITEM NO.
1	BUSINESS	3
1A	RISK FACTORS	8
1B	UNRESOLVED STAFF COMMENTS	19
2	PROPERTIES	19
3	LEGAL PROCEEDINGS	23
4	MINE SAFETY DISCLOSURES	23

PART II
5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24
6	SELECTED FINANCIAL DATA	27
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
9A	CONTROLS AND PROCEDURES	33
9B	OTHER INFORMATION	34

PART III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35
11	EXECUTIVE COMPENSATION	39
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	42
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	44
	SIGNATURES	70

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under “Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

-	Our ability to raise capital;
-	Our auditors have expressed a going concern opinion;
-	Our current financial condition which reflects significant debt;
-	Dilution resulting from additional funds;
-	Lack of revenues;
-	Limited geological work performed on our properties;
-	No proven or probable reserves;
-	Cost of exploration and exploitation;
-	Changes in exploration and overhead costs;
-	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
-	Results of future feasibility studies, if any;
-	Risks inherent in doing business in Mexico;
-	Environmental concerns;
-	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
-	Uncertainty of mineralized material estimates and timing of development expenditures;
-	Commodity price fluctuations; and
-	Existing litigation in Mexico.

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

PART I
ITEM 1.   BUSINESS

Summary Of Business

U.S. Precious Metals, Inc. (OTC-QB: Symbol “USPR”) was incorporated in the State of Delaware on January 21, 1998. As used herein, “ we ,” “ us ,” “ our ,” the “ Company ” or “ USPR ” mean U.S. Precious Metals, Inc. and U.S. Precious Metals de Mexico, S.A. de C.V. (our “ Mexican Subsidiary ”) unless otherwise indicated. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We focus on gold, silver and copper primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”). Our mining concessions grant us the right to explore and exploit the minerals found in the ground pursuant to the regulations, rules and directives imposed by the Mexican government. See “Item 2. Properties” for more information about our mining concessions.

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

Based on the results of the 2008 drilling campaign, the Company’s Board of Directors decided that a second phase of drilling was appropriate to understand more about the mineral occurrence within the concessions. The second phase was initiated in April 2010 with plans to drill an additional 10,000 meters. We completed 11 additional drill holes or approximately 3,000 meters in the 2010 drilling campaign. Our drilling program was reduced due to lack of funds at the time. Our drilling focused on defining the previously discovered mineralized zones from 2008 and expanding to new areas and targets that met specific guidelines. This approach has resulted in the discovery of additional zones of mineralized material.  Of the 11 drill holes, we believe that 2 important drill holes (intercepts) changed our drilling strategy for our next drilling campaign.   One drill hole located approximately 200 meters south of the Main Zone and referred to as the “Southern Extension,” intersected a 3 meter section of sulfide ore approximately 600 feet below the valley floor.  Previous drilling was not conducted at these depths.  A second core hole was drilled between the North Zone identified by M.I.M. and the Main Zone to investigate whether these two zones (approximately 1 kilometer apart) are connected at depth.  Mineralized material was intersected in the second hole but additional drilling is required to define the mineralized zone that possibly connects the North Zone and Main Zone. The results of the 2010 drilling campaign further indicate that gold, silver and copper are present on a portion of the Solidaridad Property, and that additional exploration on the property is warranted.

As mentioned, we have completed a total of twenty five drill holes. Of the total, five holes have not shown significant mineralization.  As part of our core drilling program approximately 7,300 meters of core samples were produced. The core samples are sent to our core laboratory in Morelia where the samples are logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is processed, prepared and shipped to their facility in Vancouver, Canada. The information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff and the data is entered into a computer modeling program so that analyses can be made by our staff

During the later part of fiscal 2010 and through the current fiscal year, we were unable to raise sufficient funds to complete the entire proposed 2010 drill program. During the current fiscal year, we also experienced a substantial change in management. Our current management believes that our property is highly prospective and will continue to invest resources into the exploration of the Solidaridad Property. Subject to the availability of funds, we expect to further define through surface exploration and additional drilling the mineral potential of the Explored Area, as well as determine whether the Unexplored Area contains mineralized material.  Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. However, we will need to conduct further exploration and field mapping before we finalize our decisions as to target locations.

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

Employees

Our directors and officers devote such time and attention as is required to the business and affairs of the Company. One of our directors is employed by the Company on a part time basis. We also employ three Mexican nationals as permanent, full time employees of the Mexican Subsidiary.

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

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION
We have no established source of revenues, a working capital deficit of $3,065,712, accumulated losses of $24,550,629 since Inception (January 21, 1998). Accordingly, the opinion of our auditors for the years ended May 31, 2012 and 2011 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING
Our independent registered public accounting firm’s report to our audited financial statements for the fiscal year ended May 31, 2012, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due, convertible note obligations ($838,923) and a past due liability to our former attorneys ($1,614,216), which collectively total $2,453,139. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

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

SIGNIFICANT DEBT OBLIGATIONS
As of May 31, 2012, we have significant current debt obligations.  The amount includes $838,923 in obligations resulting from the issuance of convertible debt instruments during 2009 and 2010 all of which are past due. In addition on May 24, 2011, we settled outstanding litigation with our former attorneys. This settlement requires us to pay, absent certain funding accelerations, a total of $1,614,216 in four equal incremental payments, beginning in May 2012 followed by subsequent payment every 90 days. Prior to the litigation, we entered into a Pledge and Payment Agreements in January 2011with our former attorneys to secure approximately $2 million in legal fees wherein we pledged and created a lien on our Solidaridad Property in favor of our former attorneys. The agreement also imposed certain other conditions and restrictions on our company and our operations. Our new management initiated litigation against our former attorneys which resulted in the May 2011 settlement agreement. We amended our Settlement Agreement and Payment Agreement with our former attorneys on May 23, 2012. As result of the amendment, the payment of the initial installment of $403,554 originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012. As a result, we are now in default under the terms of this amendment, and all amounts, including interest, are now due and owing. We have contacted Duane Morris to cure the default and obtain an extension of time to pay the amounts due, and as of their September 12, 2012 response, our proposal is under review by the firm.  We expect a response in the near future and we will promptly file a Form 8-K upon receipt. We cannot predict whether will be successful in obtaining another extension from Duane Morris. If we are unable to do so, the firm will be able to avail itself of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

Consequently, if we are unable to pay our debtholders and/or our former attorneys, we may be required to file for bankruptcy protection.

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

THE EXPLORATION INDUSTRY IS CAPITAL INTENSIVE AND HIGH RISK
The industry within which the Company expects to engage in is historically capital intensive and of high risk.  The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to explore the Solidaridad Property and ability to discover viable and economic mineralized material.  The ability to discover such mineralized materials are subject to numerous factors, most of which are beyond the Company’s control and are not predictable.  Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Any exploration program entails risks relating to:

-	The ability to discover economic ore deposits;
-	The subsurface location of economic ore deposits;
-	The development of appropriate metallurgical processes;
-	The receipt of necessary governmental approval; and
-	The construction of mining and processing facilities at any site chosen for mining.

In addition, the commercial viability of a mineral deposit is dependent on a number of factors including:

-	The price;
-	Exchange rates; and
-
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

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the Solidaridad Property, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

-	ownership of our concessions;
-	land tenure;
-	development of infrastructure;
-	mining policies;
-	monetary policies;
-	taxation;
-	rates of exchange;
-	environmental regulations; and/or labor relations.

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

THERE ARE RISKS INHERENT IN DOING BUSINESS IN MEXICO
The Solidaridad Property is located in the State of Michoacán, Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

-	labor disputes;
-	invalidity of governmental orders;
-	uncertain or unpredictable political, legal and economic environments;
-	war;
-	civil and political unrest;
-	crime and security issues including but not limited to drug cartel activity;
-	property disputes;
-	changes to existing laws or policies relating to the mining industry that increase our costs;
-	unpredictable changes in or application of taxation regulations;
-	delays in obtaining or the inability to obtain necessary governmental permits;
-	governmental seizure of land or mining concessions;
-	limitations on ownership;
-	limitations on the repatriation of earnings;
-	increased financial costs;
-	import and export regulations, including restrictions on the export of gold, silver and copper; and/or
-	foreign exchange controls.

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

WE ARE REQUIRED TO MAKE PAYMENTS TO RETAIN THE SOLIDARIDAD CONCESSIONS
Our ability to retain good title to the Solidaridad Concessions and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our interest in one or more of our concessions. As at the date of this report, we have not made payments of approximately $57,000 in respect of these surface taxes which were due and payable by July 31, 2012.  However, we have initiated payment of all or substantially all of the amount due for 2012, and expect that such payment will be made in the next seven to ten days. In addition, we recently became aware of an assessment from 2007 in the amount of $13,000 in respect such surface taxes. We are currently evaluating whether these taxes in respect of 2077 are indeed due and payable.

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

DEFECTIVE TITLE TO THE SOLIDARIDAD CONCESSIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR EXPLORATION AND EXPLOITATION ACTIVITIES
There are uncertainties as to title matters in the mining industry, and in particular Mexico. We believe we have good title to the Solidaridad Concessions; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop the Solidaridad Property in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop the Solidaridad Property will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that the Solidaridad Concessions and the Solidaridad Property to which the concessions relate, are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

In the event of a dispute regarding title to the Solidaridad Concessions or any facet of our operations, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country. (See Risk Factor - Existing Litigation and Litigation section)

EXISTING LITIGATION
As disclosed herein in Item 3 Legal Proceeding of this Part, on April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit by Mr. Israel Tentory Garcia (“Plaintiff”) regarding one of our mining concessions. Plaintiff alleges that a $1 million payment was due and payable on or about 2009 under a pre-existing agreement with Plaintiff and others,  and that ownership of the mining concession should revert back to him.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend our rights to the mining concession. We have filed an answer to the complaint pursuant to which we alleged numerous defects in both fact and law. While we will vigorously defend the lawsuit, we cannot predict the likely outcome of this litigation in the Mexican judicial system. If we are unable to prevail in this matter and the Plaintiff is found to be entitled to the reversion of the concession, such event would have a material adverse impact on us and our plans for this concession.

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

OUR ABILITY TO DEVELOP THE SOLIDARIDAD CONCESSIONS ARE SUBJECT TO THE RIGHTS OF THE EJIDO (LOCAL INHABITANTS)
Our ability to develop the Solidaridad Property are subject to the rights of the Ejido. Ejidos are groups of local inhabitants who are granted rights by the Mexican government to conduct agricultural activities on the surface of the property. Our ability to exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. We must negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to conduct such agricultural activities. We plan to negotiate such arrangements at such time as we make a decision to begin exploitation of those areas. If we are ultimately unable to successfully negotiate such an arrangement or, if we are successful in negotiating such an arrangement but are ultimately unable to maintain such arrangement, it could impair or impede our ability to successfully exploit the minerals from the portion of the Solidaridad Property where these concessions are located.

MATERIAL LOSSES IN EXCESS OF INSURANCE COVERAGE COULD ADVERSELY AFFECT OUR EXPLORATION AND FUTURE PRODUCTION ACTIVITIES
We have limited insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards, including, without limitation:

-	environmental hazards;
-	industrial accidents;
-	metallurgical and other processing problems;
-	failure of pit walls or dams;
-	acts of God; and/or
-	equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

-	damage to, or destruction of, mineral properties or production facilities;
-	personal injury or death;
-	environmental damage;
-	delays in exploration; and/or
-	monetary losses.

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

STOCK PRICE VOLATILITY
Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

-	changes in the worldwide price for gold, silver and copper;
-	disappointing results from our exploration and drilling efforts;
-	fluctuation in production costs that make mining uneconomical;
-	unanticipated variations in grade and other geological problems;
-	unusual or unexpected rock formations;
-	failure to reach commercial production or producing at rates lower than those targeted;
-	decline in demand for our common stock;
-	downward revisions in securities analysts’ estimates or changes in general market conditions;
-	investor perception of our industry, our Company or the Solidaridad Concessions; and/or
-	general economic trends.

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

Several factors may affect the prices for mineralized material, including, without limitation:

-	global supply and demand;
-	global or regional political, economic or financial events and situations;
-	investors’ expectations with respect to the rate of inflation;
-	currency exchange rates;
-	interest rates; and/or
-	investment and trading activities of hedge funds and commodity funds.

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

Name of Concession	Title Number	Hectares	Date Acquired	Expiration Date
Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053
Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053
Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053
Solidaridad II, Fraction B	220505	.0072	August 14, 2003	August 13, 2053
Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054
Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053
Solidaridad V (also known as Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054
La Sabila	227272	11,405.000	June 2, 2006	June 1, 2056

The above group of concessions are collectively referred to as the “ Solidaridad Concessions .” Our concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation As at the date of this report, we have not made payments of approximately $57,000 in respect of these surface taxes which were due and payable by July 31, 2012.  However, we have initiated payment of all or substantially all of the amount due for 2012, and expect that such payment will be made in the next seven to ten days. In addition, we recently became aware of an assessment from 2007 in the amount of $13,000 in respect such surface taxes. We are currently evaluating whether these taxes in respect of 2077 are indeed due and payable.

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

Office Facilities

In August 2011 we relocated our headquarters from Lake Mary, Florida to Lithia, Florida to the premises of our then Chairman. The space was rent free based on an oral arrangement between the parties.

During the first fiscal quarter of 2012, we relocated our headquarters from Lithia, Florida to Odessa, Missouri to the premises of one of our directors and our then President. The space was rent free based on an oral arrangement between the parties.

During July 2012, we relocated our headquarters from Odessa, Missouri to Marlboro New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2013 and calls for monthly rent of 28,663 Mexican Pesos (approximately US $2,000). The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

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

ITEM 3.  LEGAL PROCEEDINGS

Title Dispute

On April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit under case number 293/2012 by Mr. Israel Tentory Garcia (“Plaintiff”) regarding one of our mining concessions. The case was filed in a local court in the Federal District of Mexico City.

By way of background, during 2003, we contracted with eight private individuals, including the Plaintiff, to acquire an exploration concession to 174.54 hectares (the Solidaridad I claim). Pursuant to this agreement, we paid the former holders 1.5 million shares of our common stock. The Agreement further provided for the payment of $1 million to the former holders upon the occurrence of certain conditions. In his lawsuit, the Plaintiff alleges that the payment was due and payable on or about 2009 and ownership of the mining concession should revert back to him.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend our rights to the mining concession. We have filed an answer to the complaint pursuant to which we alleged numerous defects in both fact and law. Part of our answer includes the position that when we contracted with Plaintiff and the seven other parties in 2003, their rights to the Solidaridad I exploration concession had expired in 2001, and thus they had no ownership rights to convey to us in 2003. As a result, we have asserted that they are not entitled to receive any additional consideration from us, and, in addition, we have demanded a return of the 1.5 million shares previously issued to them. In addition, we have filed a proceeding in a separate court (Superior Court, Mexico City) under Mexican law seeking a dismissal of the case due to the lack of jurisdiction by the current court.

At the time of this filing, there have not been any determinations by either Court. While we will vigorously defend the lawsuit, we cannot predict the likely outcome of this litigation in the Mexican judicial system. If we are unable to prevail in this matter and the Plaintiff is found to be entitled to the reversion of the concession, such event would have a material adverse impact on us and our plans for this concession.

ITEM 4.  MINE SAFETY DISCLOSURES

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

During the twelve months ending May 31, 2012 and 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the twelve months ending May 31, 2012 and 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC-QB Market under the symbol “USPR”. Prior to January 14, 2006, our common stock was not publicly traded. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTCBB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended May 31, 2011:
First Quarter	0.10	0.09
Second Quarter	0.07	0.051
Third Quarter	0.055	0.053
Fourth Quarter	0.08	0.07

Fiscal year ended May 31, 2012:
First Quarter	0.38	0.05
Second Quarter	0.50	0.12
Third Quarter	0.38	0.13
Fourth Quarter	0.34	0.09

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

Transfer Agent

Until July 2012, Interwest Transfer Company, Inc. (“Interwest”) was the transfer agent for our common stock. The principal office of Interwest is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 and its telephone number is (801) 272-9294.

On July 13, 2012, we appointed Issuer Direct Corporation (‘Issuer Direct”) as the transfer agent for our common stock. The principal office of Issuer Direct is located at 500 Perimeter Park Drive, Suite D, Morrisville, NC, 27560 and its telephone number is (919) 481-4000.

Holders

As of August 31, 2011, there were approximately 329 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name.”

Warrants Outstanding

As of May 31, 2012, there were warrants to purchase 5,808,165 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended May 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	14,938,466(1)(2)	0.11	5,061,534(3)

Equity compensation plans not approved by security holders	0		0

(1). In December 2007, the Company’s Board of Directors approved the 2007 Stock Option Plan (the “Plan”) and in August 2008, the shareholders of the Company approved the Plan. The following issuances were effected under the Plan:

a. In August 2010, the Company granted to (i) its new Chairman stock option to acquire 1,000,000 shares of common stock at a $0.11 per share exercise price, and (ii) two existing officers and directors each a stock option to acquire 1,000,000 shares of common stock.
b. During  the year ended May 31, 2011, the Company appointed three new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock. The per share exercise price for each director set of options was $0.065, $0.69, and $0.105. In March 2011, the Company and each of the eight directors agreed to cancel 8,000,000 in existing options and the Company granted new options to each of the existing directors. The new options have an exercise price of $0.065 per share.   All options granted during the fiscal year ended May 31, 2011 to existing and new directors were priced at a penny per share above the closing price of our common stock on the date of grant (which in the case of a new director, is the date of the appointment).  One officer and director resigned in April 2011, and his option for 1,000,000 shares expired 90 days thereafter.
c. During the year ended May 31, 2012, the Company appointed (i) two new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock, with a per exercise price of $0.16 for one director and $0.18 for the second director, and (ii) two  new officers, and awarded each officer with a stock option to acquire 1,000,000 shares of common stock, with an exercise price of $0.16 per share. In addition, each officer received an additional 250,000 incentive stock options with an exercise price of $0.16. In addition during the period, the Company appointed a new Chief Executive Officer and a new Chief Financial Officer and granted each of these officers stock options to receive 500,000 shares of common stock at exercise prices of $0.20 and$0.18, respectively.

(2). The amount includes stock options granted to three consultants for 1,000,000 each at an exercise price of $0.065. As of May 31, 2012, one the consultants sold 161,534 shares under the stock options.

(3). Represents the number of stock options and warrants remaining in the 2007 Stock Option Plan.

Recent Sales of Unregistered Equity Securities

During the three months ending May 31, 2012 we issued 4,170,813 shares of common stock as follows:

On March 1, 2012, we issued 700,000 shares of our common stock valued at $148,000 to consultants as remuneration.

On March 16, 2012, we issued 571,429 shares of our common stock and six months warrants to acquire 285,725 shares of our common stock at $0.25 per share to an existing investor in the Company for $100,000.

On April 4, 2012, we issued 150,000 shares of our common stock on the cashless exercise of 264,706 stock options with an exercise price of $0.065.

On March 30, 2012, we issued 2,000,000 shares of our common stock and twelve months warrants to acquire 1,000,000 shares of our common stock at $0.10 per share to an existing investor in the Company for $150,000.

Each investor was an accredited investor and agreed to hold such shares for investment purposes. In addition, the shares issued to the investor contained a restricted legend. The option exercise was a result of an option issued to a former director of the company under a stock option plan. All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or the rules and regulations promulgated thereunder, including Regulation D and Rule 701.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the twelve months ended May 31, 2012, we reduced our outstanding liabilities as a result of the conversion of a substantial value of our promissory notes into shares of our common stock. We also made a number of appointments to strengthen our management team and undertook certain initiatives to progress our business plan as set out below:

During the twelve months ended May 31, 2012, Note Holders converted convertible notes payable with principal balances of $2,142,500 and accrued interest of $588,886 into 13,960,588 shares of our common stock.

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

On November 29, 2011, we entered into a Definitive Agreement with a major institutional investment bank. Under the agreement, the firm will provide initial advisory services to us and any other investment banking services as they are required. The term of the agreement is for a period of six months, and may be extended by mutual consent. The investment banking firm is a FINRA/SEC registered broker/dealer based in the continental United States. The agreement has been terminated by the Company.

On December 29, 2011, we appointed Mr. Daniel Joonsikk Moon to our Board of Directors.

On May 11, 2012, the Company appointed Juan A. Serrat and Ruben Figueredo as Chief Operating Officer and Chief Technology Officer, respectively, of the Company, and also appointed Chad Altieri to its Board of Directors. Concurrent with the appointment of Mr. Serrat, Mr. John Gildea voluntarily resigned as the Company’s Chief Operating Officer.

On June 13, 2012, the Board of Directors appointed Mr. Gennaro (Jerry) Pane as the Company’s Chairman of the Board and Mr. Daniel Joon Sikk Moon as the Company’s President. Concurrent with the appointment of Messers. Pane and Moon, Mr. John Gildea voluntarily resigned as the Company’s Chairman and Mr. David Burney voluntarily resigned the Company’s President. Messers. Gildea and Burney remain as members of the Company’s Board of Directors. Mr. Pane remains as the Company’s Chief Executive Officer and a member of the Board of Directors, and Mr. Moon remains as a member of the Board of Directors. In addition, on this date, the Company also appointed Mr. Im Seong Dae to its Board of Directors.

Effective May 23, 2012, the Company amended its Settlement Agreement and Payment Agreement with Duane Morris, LLP and Keli Isaacson Whitlock. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, has been extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrues on the amount due, which is $1,614,216, at the rate of 5% per annum. We are in default of the agreement with our former attorneys. We have contacted our former attorneys to cure the default and obtain an extension of time to pay the amounts due, and as of their September 12, 2012 response, our proposal is under review by the firm.  We expect a response in the near future and we will promptly file a Form 8-K upon receipt. We cannot predict whether will be successful in obtaining another extension from our former attorneys. If we are unable to do so, the firm will be able to avail itself of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

As reported in our prior filings with the Securities and Exchange Commission, we are seeking funding through debt and equity placement and/or through a joint venture participation or sale of all or part of our 37,000 acre mining concessions. To that end, one of our former officers has spent a substantial amount of time in the Pacific Rim facilitating meetings and discussions with interested parties. Under confidentiality agreements, we have provided legal, geological, and technical information to these interested parties. Discussions to date have focused both on a joint venture arrangement to further explore and develop the property and the proposed sale of all or part of the 37,000 acre mining concessions. As of the date of this filing, discussions with such parties are ongoing, however, we have not received a definitive offer or term sheet from any third party, and there can be no assurance that any transaction will result from these ongoing discussions

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2012, have a working capital deficit of $3,065,712, accumulated losses of $24,550,629 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of the fiscal year ended May 31, 2012, we had total assets of $336,302 consisting of cash in the amount of $116,669 and prepaid and other assets totaling $219,633, and total current liabilities of $3,196,498

As at May 31, 2012, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $263,923 totaling $838,923.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement of a lawsuit with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. Except as stated above, all other terms and conditions of the referenced Settlement Agreement and Payment Agreement remain unchanged. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and are now in default under the terms of this agreement, and all amounts due our former attorneys are now due and payable. We have contacted Duane Morris to cure the default and obtain an extension of time to pay the amounts due, and as of their September 12, 2012 response, our proposal is under review by the firm.  We expect a response in the near future and we will promptly file a Form 8-K upon receipt. We cannot predict whether will be successful in obtaining another extension from Duane Morris. If we are unable to do so, the firm will be able to avail itself of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

At the time of this report, we do not have the funding available to repay the convertible promissory notes or to pay the entirety of the amounts due to our former attorneys.

These conditions raise substantial doubt about our ability to continue as a going concern, and may cause us to re-organize or file for protection under federal bankruptcy laws.

In our audited financial statements for the fiscal years ended May 31, 2012 and 2011, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

For the fiscal years ended May 31, 2012 and May 31, 2011 respectively, we raised $615,000 and $497,750 from the sale of shares of our common stock, $138,850 and  $0 from the exercise of warrants, and $0 and $395,000from the issuance of convertible promissory notes. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2012 COMPARED TO YEAR ENDED MAY 31, 2011

Revenue

We did not earn any revenues during the years ending May 31, 2012 and 2011.

We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. Although our exploration drilling program has produced limited results which we believe to be positive, we can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

Operating expenses

We incurred operating expenses in the amount of $2,453,863 and $3,102,873 during the year ended May 31, 2012 and 2012, respectively.  The decrease in expenses of $649,010 reflects the absence of drilling and exploration expenses during the twelve months ended May 31, 2012 and reductions in directors’ fees and consulting costs.

Debt reduction through legal settlements

We recognized on debt reduction through legal settlement of $0 and $692,315 respectively for the twelve months ended May 31, 2012 and 2011.

On May 24, 2011, the Company settled a lawsuit it had brought against its former attorneys, alleging improper fee billing.  Under the terms of the settlement, the outstanding balance due to the attorneys was reduced by $412,949 and the Company agreed to pay the remaining balance of $1,614,216 in four equal installments commencing May 24, 2012. On May 23, 2012, the Company entered into amended the terms of the settlement agreement such that the entire balance due became payable on or before July 24, 2012. The Company did not make the required payment on July 24, 2012 and is currently in default under the terms of the amended agreement, and all amounts thereunder are now due and payable.

On May 24, 2011, the Company also settled a lawsuit it had brought against its former chief executive officer, alleging improper self dealing. Under the terms of the settlement, each party dismissed claims against the other. The Company realized a benefit from the settlement through a liability reduction of $279,366.

The combined amount of these lawsuit settlements, $692,315 is included on the statement of operations for the twelve months ended May 31, 2011.

Operating Loss

The Company incurred an operating loss of $2,453,863 and $2,410,562 respectively for the twelve months ended May 31, 2012 and 2011 due to the factors discussed above.

Interest Expense

Interest expense for the years ended May 31, 2012 and 2011 was $432,716 and $675,515 respectively.

Interest expense relates primarily to our convertible notes payable as described in Note 6 to the Consolidated Financial Statements contained elsewhere in this Annual Report.

The decrease in interest expense for the current annual period compared with the prior annual period is the direct result of the conversion of $2,142,500 of the convertible notes payable and accrued interest of $588,886 into shares of our common stock during the current annual period.

Loss Before Income Taxes

The Company incurred losses before income taxes of $2,886,579 and $3,083,077 respectively for the twelve months ended May 31, 2012 and 2011 due to the factors discussed above.

Provision for Income Taxes

The Company incurred taxable losses in both the twelve months ended May 31, 2012 and 2011 and consequently no provision was required for income taxes in either year.

Net Loss

The Company incurred net losses of $2,886,579 and $3,083,077 respectively for the twelve months ended May 31, 2012 and 2011 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE YEAR ENDED MAY 31, 2012 COMPARED TO YEAR ENDED MAY 31, 2011

Net cash flow used in operations in the year ended May 31, 2012 was $823,632 compared to $1,099,521 for year ended May 31, 2011, a decrease of $275,889, or 25%.

In the year ended May 31, 2012, our net loss was $2,886,579 which was offset by $1,887,416 in non cash items and a positive movement in operating assets and liabilities of $175,531 to arrive at net cash used in operations of $823,632. By comparison, in the year ended May 31, 2011, our net loss was $3,083,077 which was offset by $1,622,339 in noncash items and a positive movement in operating assets and liabilities of $361,217 to arrive at net cash used in operations of $1,099,521.

Net cash flow used in investing activities in the fiscal years ended May 31, 2012 and 2011 was $0.

Net cash flow generated from financing activities was $753,750 in the year ended May 31, 2012 compared to $892,750 for the year ended May 31, 2011, a decrease of $139,000, or 16%. In the year ended May 31, 2012, we generated net cash of $615,000 from the sale of shares of our common stock, and $138,750 through the exercise of our warrants. By comparison, in the year ended May 31, 2011 we generated $497,750 from the sale of shares of our common stock and $395,000 through the issuance of convertible notes.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2012 and 2011, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

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

ITEM 7A.	SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by this Item are set forth on page 46 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and any disposition of our assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

Name	Age	Title
Daniel Joonsikk Moon	64	President and Director
Gennaro (Jerry) Pane	49	Chief Executive Officer and Director
David W. Burney	60	Director
Sheldon Baer	72	Director
John Gildea	40	Director
Daniel H. Luciano	60	Director
Chas Altieri	31	Director
Im Seong Dae	59	Director
David Cutler	56	Chief Financial Officer
Juan A Serrat	44	Chief Technology Officer
Ruben Fiqueredo	59	Chief Operating Officer

Daniel Joonsikk Moon. Mr. Moon was appointed as a Director of the Company on December 29, 2011 and President of the Company on June 13, 2012.  Mr. Moon has been President and Chief Executive Officer of LUCKY TCL from 1993 to the present. LUCKY TCL, with offices in Beijing, Hong Kong and Seoul, core business is designing and manufacturing smelters for the mining industry with a primary focus on gold, copper and iron ores. From 1996 to present, Mr. Moon also has been President and Chief Executive Officer of FLAMBAU Ltd, a commodity trading business located in Hong Kong. Mr. Moon is a graduate of Han Yang University, Seoul Korea with a degree in architectural engineering and also is a graduate from South Dakota State University with a degree in Civil Engineering.

Gennaro (Jerry) Pane.  Mr. Pane was appointed as a Director of the Company in 2007 and as Chief Executive Officer of the Company on October 3, 2011.  Since 2002, he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line.  In addition, he has been an owner of several small businesses in the hospitality industry.

David W. Burney. Mr. Burney was as a Director of the Company on October 1, 2009.  Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine’s exploration group.  During the 1990’s, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. Additionally, Mr. Burney has explored for copper resources in the Southwest United States.  Mr. Burney holds a Master’s Degree in Geology, Ore Deposits Exploration from the New Mexico Institute of Mining and Technology.  In addition, he is a “Qualified Person” in Geology as determined by Mining and Metallurgical Society of America.

Sheldon Baer.  Mr. Baer has been a director since December 6, 2007.  Mr. Baer is also currently the President of Golden Hands Construction Inc., a company which he personally founded in 1977.  Golden Hands specializes in construction of medical, commercial and industrial facilities, including mining facilities.  It has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine.

John Gildea. Mr. Gildea was appointed to the Company’s Board of Directors on January 6, 2011. From 1998 to 2007, Mr. Gildea worked in various capacities with Allied Irish Bank plc. In 2007, Mr. Gildea is the founder and Director of SGG Enterprises, Dublin, Ireland, which provides venture capital and management restructuring services, to public and private companies.

Daniel H. Luciano. Mr. Luciano was appointed to the Company’s Board of Directors on September 21, 2010.  Mr. Luciano has been an attorney since 1977 and is a member of the New Jersey Bar and Texas Bar. Mr. Luciano specializes in corporate and securities law providing services to small and mid-sized public and private companies

Chad Altieri. Mr. Altieri was appointed to the Company’s Board of Directors on May 11, 2012. Mr. Altieri is a corporate attorney and business affairs executive with a strong background in strategy and tactical planning. Since 2008, Mr. Altieri has been a member of the firm Altieri & Associates, specializing in corporate and energy law, and strategic business consulting. Since 2007, he has been corporate counsel and a member of the Board of Directors for a federally approved United States contractor, Plasma Arc Technologies, which holds designation for the destruction of government classified and declassified digital data devices. Mr. Altieri is licensed in the State of Florida. Mr. Altieri graduated from Saint Thomas University with a Law Degree and a Masters Degree and from the Columbia University Business School Senior Executive Program.

Im Seong Dae. Mr. Im was appointed to the Company’s Board of Directors on June 13, 2012 Mr. Im has over 30 years of a strong managerial background, mainly in upper level management of various corporations. From 1997, he has been President of Han Sol Red Clay, an alternative medicine facility located in Masan, Korea. From 2006 to the present, he has been Executive Advisor to Zero One, Ltd., a sports promotion company located in Seoul, Korea. From 2005 to present, he has been President of the Imani Golf Club located in near Seoul, Korea. In May 2012, he was appointed Chairman of Lucky TCL, a metals trading company located in Seoul, Korea.

David Cutler. Mr. Cutler was appointed Chief Financial Officer on November 29, 2011. Mr. Cutler is a Partner of Borgers and Cutler CPAs LLC, a PCAOB registered US auditing company and the Principal of Cutler & Co., LLC, a US accounting and UK registered auditing company. Mr. Cutler is the part time Chief Financial Officer for Discovery Gold Corp, a publicly quoted mineral exploration company, since August 20, 2012 and is the sole officer and a director of the following publicly quoted shell companies: Golden Dragon Holding Co. (formerly Concord Ventures, Inc.), since March 2006, Southwestern Water Exploration Co., since March 2011, US Holdings, Inc. (formerly USN Corporation), since July 2011, Torrent Energy Corporation,  since October 2011 and Quantech Electronics Corp since May 2012. Mr. Cutler was the sole officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company, from April 2005 until October 2009 and a director and officer of Atomic Paintball, Inc., a development stage owner and operator of paintball parks, from August 2006 until December 2009. Atomic Paintball, Inc. filed for Chapter 7 in 2009. Mr. Cutler has a Masters degree from Cambridge University in the United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Juan A Serrat. Mr. Serrat was appointed Chief Technology Officer on May 11, 2012. Mr. Serrat has over 20 years in the construction field designing and supervising the construction of numerous mining and milling projects worldwide. From 2000 to 2009, he was the project manager of Titan America, one of the world’s largest cement and aggregate company. During his tenure at Titan, he was responsible for supervising the construction of nine projects valued over $582 million. Mr. Serrat has been President of ECI Unlimited Services, Inc., of Miami, Florida. ECI Unlimited is a family owned business and is involved purchasing and refining precious metals. Mr. Serrat is fluent in Russian, Spanish and English.

Ruben Fiqueredo. Mr. Fiqueredo was appointed Chief Operating Officer on May 11, 2012. Mr. Figueredo has over 30 years a certified and dual degreed engineer (telecommunications and electrical) with over thirty years of hands on project development and management experience. Since 1992, Mr. Figueredo has been President and Chairman of the Board for CompuVid, Inc, of Miami, Florida, where he has been responsible for the design, development, and installation of a multitude of industrial projects specializing in mining and aggregate processes.

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

Involvement in Certain Legal Proceedings
To the knowledge of the Company, none of its executive officers or directors has been personally involved in any of the following:
(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the Company’s review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2012, the Company’s directors, officers and Beneficial Owners were not in compliance with all Section 16(a) filing requirements.

The current officers, directors and Beneficial Owners have indicated that they intend bring their filings current and to file timely in the future.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

-	our principal executive officer;
-	our principal financial officer
-	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2012; and
-	who we will collectively refer to as the “Named Executive Officers” for the fiscal year ended May 31, 2012.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal			Stock	Option Awards	Incentive Plan Compensation	Non-Qualified Compensation Deferred	All Other Compensation
position	Year Ended	Salary ($)	Bonus ($)	Awards ($)	($)	($)	Earnings ($)	($)	Total ($)
Gennaro (Jerry) Pane, CEO (1)	2012	0	0	0	90,000	0	0	0	90,000
	2011	0	0	0	0	0	0	0	0
David Cutler, CFO (2)	2012	0	0	0	80,000	0	0	30,000	110,000
	2011	0	0	0	0	0	0	0	0
Juan Serrat, COO (3)	2012	9,863	3,288	0	164,371	0	0	0	177,522
	2011	0	0	0	0	0	0	0	0
Ruben Fiqueredo, CTO (4)	2012	9,863	3,288	0	164,371	0	0	0	177,522
	2011	0	0	0	0	0	0	0	0
Dave Burney, former president (5)	2012	37,117	0	0	0	0	0	0	37,117
	2011	37,769	0	0	0	0	0	0	37,769
Jack Wagenti, former CFO (6)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Michael Jack Kugler, former CEO (7)	2012	0	0	0	0	0	0	0	0
	2011	101,600	0	0	0	0	0	0	101,600
Jesus Oliveras, former CFO (8)	2012	0	0	0	0	0	0	0	0
	2011	33,846	0	0	0	0	0	0	33,846

(1) Mr. Pane was appointed as our Chief Executive Officer on October 3, 2011. As consideration for his services in such capacity, Mr. Pane was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.20 per share

(2) Mr. Cutler was appointed as our Chief Financial Officer on November 29, 2011. As consideration for his services in such capacity, Mr. Cutler is paid a monthly consulting fee of $5,000 and was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.18 per share.

(3) Mr. Serrat was appointed our Chief Operating Officer on May 11, 2012. Mr. Serrat is to be paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. This compensation is to commence and payable upon the Company receiving funding to support the salary. Mr. Serrat also was granted five year, stock options to purchase 1,000,000 shares of our common stock at $0.16 per share, which vested immediately and stock options to purchase a further  250,000 shares of our common stock, also at $0.16 per share, but subject to a 6 month vesting period.

(4) Mr. Fiqueredo was appointed our Chief Technical Officer on May 11, 2012. Mr. Fiqueredo is paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. This compensation is to commence and upon the Company receiving funding to support the salary. Mr. Fiqueredo also was granted five year, stock options to purchase 1,000,000 shares of our common stock at $0.16 per share, which vested immediately and stock options to purchase a further 250,000 shares of our common stock, also at $0.16 per share, but subject to a 6 month vesting period.

(5) Mr. Burney was appointed as our President of the Company in December 2007 and resigned from that position on June 13, 2012.

(6) Mr. Wagenti served as our Chief Financial Officer from April 29, 2011 to November 29, 2011.

(7) Mr. Kugler was replaced as our Chief Executive Officer on July 30, 2010.

(8) Mr. Oliveras resigned as our Chief Financial Officer on April 29, 2011.

As of the date of this Report, the Company has no written or oral agreements with any of its officers regarding compensation or any other form of remuneration, and has no compensation or remuneration of any kind due or accrued and unpaid to any officer other than as indicated above. Any compensation paid to an officer is a result of an agreement between the parties.

Director Compensation
Except as stated herein, the directors receive no monetary compensation for their work for the Company during the year ended May 31, 2012.

The following Director Compensation Table lists all compensation (cash, equity or other) received by each person in their respective capacity as a director during the fiscal year ended May 31, 2012:

Name	Fees Earned or Paid in Cash $	Stock Awards ($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David W. Burney	-	25,000	-	-	-	-	25,000
Gennaro (Jerry) Pane	-	25,000	-	-	-	-	25,000
Sheldon Baer	-	25,000	-	-	-	-	25,000
Daniel Luciano	-	25,000	-	-	-	-	25,000
John Gildea	-	25,000	-	-	-	-	25,000
Daniel Moon (1)	-	-	170,000	-	-	-	170,000
Chad Altieri (2)	-	-	160,000	-	-	-	160,000
Jack Wagenti (3)	-	50,000	-	-	-	-	50,000
Peter Christos (4)	-	-	-	-	-	-	-

(1) Mr. Moon was appointed a director on December 29, 2011.  Mr Moon was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.18 per share.

(2) Mr. Altieri was appointed as a director on May 11, 2012. Mr. Altieri was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.16 per share.

(3) Mr. Wagenti resigned as a director on November 30, 2011.

(4) Mr. Christos resigned as a director on June 28, 2011.

(5) During the year ended May 31, 2012, we issued to our directors a total of 1,750,000 shares of common stock, collectively valued at $175,000. Five of our directors at the time received 250,000 shares of common stock, and our then Chairman received 500,000 shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. As of September 7, 2012, there were a total of 105,205,852 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 176 Route 9 North, Suite 306, Marlboro, New Jersey, 07728. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we assumed the exercise and conversion of all outstanding options and convertible promissory notes owned by such shareholders.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class*
5% shareholders
Dianne Spano(2)	Common	8,700,000	6.80%
196 Betsy Ross Drive Freehold, New Jersey

Officer and Directors
Dave Burney (3)	Common	1,950,000	1.53%
Gennaro Pane (4)	Common	3,450,000	2.71%
Sheldon Baer (5)	Common	2,021,395	1.59%
Daniel H. Luciano (6)	Common	1,344,000	1.05%
John Gildea (7)	Common	1,250,000	0.09%
Daniel Moon (8)	Common	1,000,000	0.78%
Chad Altieri (9)	Common	1,000,000	0.78%
David Cutler (10)	Common	500,000	0.19%
Juan Serrat (11)	Common	1,250,000	0.09%
Ruben Fiqueredo (12)	Common	1,250,000	0.09%
All officers and directors (10 persons)		15,015,395	11.77%

* based on 127,480,682 shares, warrants and stock options outstanding.

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

(2) Represents 6,200,000 shares of common stock and stock purchase warrants to acquire 2,500,000 shares of common stock exercisable at $0.15 per share. The warrants expire on October 12, 2012.

(3) Represents stock options to acquire 1,000,000 shares held by the reporting person and 950,000 shares held by the reporting person.

(4) Represents stock options to acquire 1,500,000 shares held by the reporting person and 1,950,000 shares held by the reporting person.

(5) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,021,395 shares held by the reporting person.

(6) Represents stock options to acquire 1,000,000 shares held by the reporting person and 344,000 shares of common stock owned by the reporting person.

(7) Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares of common stock owned by the reporting person.

(8) Represents stock options to acquire 1,000,000 shares held by the reporting person.

(9) Represents stock options to acquire 1,000,000 shares held by the reporting person.

(10) Represents stock options to acquire 500,000 shares held by the reporting person.

(11) Represents stock options to acquire 1,250,000 shares held by the reporting person.

(12) Represents stock options to acquire 1,250,000 shares held by the reporting person.

Securities Authorized for Issuance Under Equity Compensation Plans

Details of securities authorized for issuance under equity compensation plans are provided in Note 9 – Shareholder’s Deficit of our audited financial statements on page 67 below.

As of May 31, 2012, 14,938,466 stock options remain outstanding, of which 9,000,000 are held by former and existing directors, 3,000,000 are held by officers of the Company and 2,938,466 held by consultants to the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE UPDATE

Certain Relationships and Related Transactions
During the year ended May 31, 2012, the Company issued to its then existing directors a total of 1,750,000 shares of common stock, valued at $175,000, and 4,500,000 stock options to new officers and directors valued at $739,999. Each director at the time received 250,000 shares of common stock, except that the Chairman, who received 500,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total) and 500,000 fully vested stock options were issued to an officer who is also a director. The Company further issued 3,500,000 stock options, valued at $570,000, to four newly appointed officers of the Company. Of the total amount, 3,000,000 options vested immediately and the remaining 500,000 options will vest in 2013.

During the year ended May 31, 2011, nine directors were each awarded 1 million options to purchase Company common stock; one of these awards was subsequently cancelled.  These options were valued at $580,000. The Company also issued 1,500,000 shares of its common stock valued at $300,000. Each of the then 6 directors received 250,000 shares of our common stock.

Director independence

Our common stock is quoted on the OTC QB interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2012 and 2011:

Fee Category	Fiscal Year 2012 Fees	Fiscal Year 2011 Fees
Audit Fees	$48,560	$46,000
Audit Related Fees	0	11,000
Tax Fees	5,400	0
All Other Fees	0	0
Total Fees	$53,960	$46,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed herewith
3.1	Certificate of Incorporation for the Company	10-SB	04751284	3 (i)(a)	04/23/2004
3.2	Amended and Restated Certificate of Incorporation for the Company	10-SB	04751284	3(i)(b)	04/23/2004
3.3	Articles of U.S. Precious Metals de Mexico, S.A. de C.V.	10-SB	04751284	3(i)(c)	04/23/2004
3.4	Bylaws of the Company	10-SB	04751284	3(ii)(a)	04/23/2004
3.5	Amended and Restated Bylaws of the Company	8-K	081227543	3.1	12/03/2008
3.6	Certificate of Designations of Series A Preferred Stock	8-A	09692602	3.1	03/19/2009
4.2	Rights Agreement dated March 17, 2009, by and between the Company and Interwest Transfer Company, Inc., as rights agent	8-A	09692602	4.1	03/19/2009
10.1	2007 Stock Option Plan	PRE 14A	08848696	App. A	05/20/2008
10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007	10-K	00050703	10.2	09/16/2009
10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation)	10-K	00050703	10.3	09/16/2009
10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009	10-K	00050703	10.4	09/16/2009
10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation)	10-K	00050703	10.5	09/16/2009
10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico	10-K	00050703	10.6	09/16/2009
10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation)		00050703	10.7	09/16/2009

10.8	Payment Agreement and General Release	00050703	10.1	01/19/2010
10.9	Pledge Agreement	00050703	10.2	01/19/2010
10.10	Pledge Agreement (English Translation)	00050703	10.3	01/19/2010
14.	Code of Ethics
16.1	Letter dated March 9, 2009 from Robert Jeffrey, to the Securities Exchange Commission	09669183	16.1	03/10/2009
21.1	List of Subsidiaries of the Company				X
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				X
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of  Regulation  S-T,  this  interactive  data file is deemed not filed or part of a registration  statement or prospectus for purposes of  sections 11or 12 of the Securities Act of 1933,  is deemed not filed for purposes of section 18 of the Securities  Exchange Act of 1934, and otherwise is not subject to liability under these sections.

U.S. PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. and subsidiary (an exploration stage company) as of May 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from January 21, 1998 (date of Inception of exploration stage) to May 31, 2012. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from January 21, 1998 (date of Inception of exploration stage) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 3, at May 31, 2012 the Company had no established source of revenues, a working capital deficit of $3,065,712 and had accumulated losses of  $24,550,629 since Inception (January 21, 1998). These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Jeffrey & Company, Certified Public Accountants

Wayne, New Jersey
September 13, 2012

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	May 31, 2011
ASSETS
Current Assets:
Cash	$116,669	$186,551
Prepaid and other current assets	14,117	27,511
Total current assets	130,786	214,062

Fixed Assets, net	45,762	66,464

Other Assets:
Investment in mining rights	155,331	155,331
Deposits	4,423	5,328
Total other assets	159,754	160,659

Total Assets	336,302	441,185

LIABILITES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,325,774	$2,188,087
Accrued compensation	31,801	8,226
Convertible notes payable	838,923	3,213,214
Total current liabilities	3,196,498	5,409,527

Commitments and Contingencies
Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value: no shares issued or outstanding	-	-

Common stock: authorized 150,000,000 of $0.00001 par value , issued and outstanding 103,307,633 and 78,100,646 shares, respectively	1,033	781
Additional paid in capital	21,689,400	16,694,927
Deficit accumulated during exploration stage	(24,550,629)	(21,664,050)
Total stockholders' deficit	(2,860,196)	(4,968,342)
Total Liabilities and Stockholders' Deficit	$336,302	$441,185

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage)
	2012	2011	to May 31, 2012

Revenues	$-	$-	$-

Expenses	2,453,863	3,102,877	23,917,966
Debt reduction through legal settlements	-	(692,315)	(692,315)
Operating Loss	(2,453,863)	(2,410,562)	(23,225,651)

Other Income (Expense):
Interest Income	-	-	17,960
Interest Expense	(432,716)	(6725,515)	(1,342,938)
Net other expense	(432,716)	(672,515)	(1,324,978)

Loss before income taxes	(2,886,579)	(3,083,077)	(24,550,629)
Provision for income taxes	-	-	-
Net Loss	$(2,886,579)	$(3,083,077)	$(24,550,629)
Net Loss per Share - Basic and Diluted	$(0.03)	$(0.05)
Weighted Average Number of Shares Outstanding	92,563,149	68,827,824

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2001	$—	$—	$—	$—	$—
Shares issued to incorporator	1,961,184	19	(19)	—	—

Balance, May 31, 2002	1,961,184	19	(19)	—	—

Sales of common stock	5,000,000	50	124,950		125,000
Shares issued for services	13,100,000	131	133,869		134,000
Shares issued in exchange for
mining rights	1,500,000	15	14,985		15,000
Net loss for the period				(215,924)	(215,924)

Balance, May 31, 2003	21,561,184	215	273,785	(215,924)	58,076

Sales of common stock	1,880,000	19	229,981		230,000
Shares issued for services	2,910,000	29	88,721		88,750
Cancellation of shares	(400,000)	(4)	4		0
Net loss for the period				(313,127)	(313,127)

Balance, May 31, 2004	25,951,184	259	592,491	(529,051)	63,699

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2012
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2004
(carried forward)	25,951,184	$259	$592,491	$(529,051)	$63,699

Sales of common stock	860,000	9	177,491		177,500
Shares issued for services	100,000	1	24,999		25,000
Issuance of stock paid in
prior year	80,000	1	19,999		20,000
Retirement of stock due to					—
settlement agreement	(175,166)	(2)	2
Net loss for the period				(226,093)	(226,093)

Balance, May 31, 2005	26,816,018	268	814,982	(755,144)	60,106

Sales of common stock	4,332,500	43	1,122,457		1,122,500
Shares issued for services	233,961	3	96,252		96,255
Exercise of warrants	10,000		2,500		2,500
Net loss for the period				(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	314	2,036,191	(1,035,158)	1,001,347

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2012
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 31, 2006
(carried forward)	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

Shares issued for services	905,355	9	232,618		232,627
Retirement shares issued in					—
prior year for which no
consideration was
received	(452,835)	(5)	5
Issuance of stock paid in					—
prior year	267,500	3	(3)
Net loss for the period				(898,843)	(898,843)

Balance, May 31, 2007	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	10,175,000	102	1,417,398		1,417,500
Shares issued for services	4,808,000	48	4,009,152		4,009,200
Exercise of warrants	320,000	3	79,997		80,000
Options granted
Net loss for the period				(5,028,449)	(5,028,449)

Balance, May 31, 2008	47,415,499	474	7,775,358	(6,962,450)	813,382

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2012
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2008	47,415,499	$474	$7,775,358	$(6,962,450)	$813,382
(carried forward)

Sales of common stock	800,000	8	399,992		400,000
Shares issued for services	1,838,000	19	1,014,281		1,014,300
Exercise of warrants	740,000	7	184,991		184,998
Share based compensation			2,770,000		2,770,000
Net loss for the period				(6,964,811)	(6,964,811)
Balance, May 31, 2009	50,793,499	508	12,144,622	(13,927,261)	(1,782,131)
Shares and warrants issued
for services	2,473,063	24	1,251,954		1,251,978
Notes converted into shares
of common stock	53,134	1	15,939		15,940
Share based compensation			636,656		636,656
Discount on convertible
notes payable			317,500		317,500
Net loss for the year				(4,653,712)	(4,653,712)

Balance, May 31, 2010	53,319,696	533	14,366,671	(18,580,973)	(4,213,769)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2012
 (CONCLUDED)

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2010 (carried forward)	53,319,696	$533	$14,366,671	$(18,580,973)	$(4,213,769)
Shares issued for services	9,670,000	97	725,679		725,776
Shares issued for cash	14,000,000	140	497,610		497,750
Notes converted into shares
of common stock	110,950	1	33,379		33,380
Partial cost of issuance of
convertible notes			81,598		81,598
Shares issued for
compensation	1,000,000	10	199,990		200,000
Options granted during the year			580,000		580,000
Modification of director
options			210,000		210,000
Net loss for the year				(3,083,077)	(3,083,077)
Balance, May 31, 2011	78,100,646	781	16,694,927	(21,664,050)	(4,968,342)
Shares issued for cash	6,221,429	62	614,938		615,000
Shares issued as compensation	1,750,000	18	174,982		175,000
Shares issued for services	1,450,000	14	344,986		345,000
Notes converted into shares	13,960,588	140	2,731,216		2,731,356
Warrants exercised	1,475,000	15	138,735		138,750
Stock options exercised	350,000	3	(3)		0
Stock options issued	-		989,619		989,619
Net loss for the year				(2,886,579)	(2,886,579)
Balance, May 31, 2012	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage) to May 31,
	2012	2011	2012)
Operating Activities:
Net Loss	$(2,886,579)	$(3,083,077)	$(24,550,629)
Adjustments required to reconcile net loss net cash consumed by operating activities:

Charges not requiring the use of cash:
Depreciation	20,702	13,037	88,630
Shares and warrants issued for services	345,000	883,111	8,142,555
Share and option based compensation	1,164,619	790,000	5,361,275
Amortization of debt discount	157,996	192,670	358,400
Debt reductions through legal settlements	-	(692,315)	(692,315)
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	199,099	435,836	862,110

Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,394	(63,072)	(96,006)
Deposits	905	-	(4,469)
Accounts payable and accrued expenses	137,657	380,278	2,799,949
Accrued compensation	23,575	44,011	411,167
Net Cash Used in Operating Activities	(823,632)	(1,099,521)	(7,210,074)

Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	-	(444,255)

Financing Activities:
Proceeds from sales of common stock	615,000	497,750	4,605,250
Proceeds from exercises of warrants	138,750	-	406,248
Proceeds from convertible notes	-	395,000	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	753,750	892,750	7,770,998

Net increase (decrease) in cash balance	(69,882)	(206,771)	116,669
Cash balance, beginning of period	186,551	393,322	-

Cash balance, end of period	$116,669	$186,551	$116,669

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

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

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “USPR” on January 15, 2006. The Company’s common stock now trades on the OTC-QB under the symbol “USPR.”

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

*A Hectare is equivalent to 2.47 acres.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

1.	ORGANIZATION AND BUSINESS CONT.

Business cont.

The above group of concessions are collectively referred to as the “Solidaridad Concessions” The Company’s concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform minimum amounts of assessment work, on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has no established source of revenues, experienced continuing losses, a working capital deficit of $3,070,536 accumulated losses of $24,235,453 since Inception (January 21, 1998), recurring negative cash flows from operations, and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  We are in default on repayment of our convertible note obligations ($840,692) and a past due liability to our former attorneys ($1,614,216) which collectively total $2,454.908. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From Inception (January 21, 1998) to May 31, 2012, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying.  No revenue had been realized through May 31, 2012.  The Company has incurred cash and non-cash losses to May 31, 2012 of $24,550,629.

b. Consolidated Statements

The consolidated financial statements include the accounts of the Company and the Mexican Sub.  All significant intercompany balances and transactions have been eliminated in consolidation.

c. Cash Equivalents

The Company considers all short term investments purchased with an original maturity of three months or less to be cash equivalents.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

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

f. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts payable, and convertible notes payable, approximate their fair values at May 31, 2012.  The carrying amount of convertible notes payable approximates their fair value due to their short term maturities.

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

i. Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of May 31, 2012, none of the mine concessions met the requirements for qualification as having proven reserves.

j. Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2012 and 2011, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

j. Income Taxes cont.

The Company files an income tax return in the U.S. federal jurisdiction and Florida.  Tax returns since fiscal 2007 remain open for examination.  The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes”.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time.  The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  At May 31, 2011 and 2010, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of May 31, 2012 and 2011, no interest and penalties related to uncertain tax positions had been accrued.

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

m. Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2012 and 2011 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company’s common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations.  At May 31, 2012 and 2011, they were 20,746,549 and 16,546,549 options and warrants to purchase common stock.

n. Segment Reporting

Management treats the operation of the Company as one segment.

o. Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended May 31, 2012 and 2011, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

p. Foreign Currency Translation cont.

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

t. New Accounting Pronouncements

The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

3.	GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2012, have a working capital deficit of $3,065,712, accumulated losses of $24,550,629 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2012, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $263,923 totaling $838,923.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and are now in default under the terms of this agreement, and the entire amount, including interest, is now due and payable. We have contacted our former attorneys to cure the default and obtain an extension of time to pay the amounts due, and as of their September 12, 2012 response, our proposal is under review by the firm.  We expect a response in the near future and we will promptly file a Form 8-K upon receipt. We cannot predict whether will be successful in obtaining another extension from our former attorneys. If we are unable to do so, the firm will be able to avail itself of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

At the time of this report, we do not have the funding available to repay the convertible promissory notes or make the payment required under the amended agreement with our former attorneys.

These conditions raise substantial doubt about our ability to continue as a going concern.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

3.	GOING CONCERN AND LIQUIDITY CONT.

In our audited financial statements for the fiscal years ended May 31, 2012 and 2011, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

4.	SUPPLEMENTAL CASHFLOWS INFORMATION

	Year Ended May 31,
	2012	2011

Income taxes paid	$0	$0
Interest paid	$0	$0
Equity securities issued for services
Shares issued to directors as compensation	$175,000	$-
Shares issued to consultants as compensation	345,000	464,768
Stock options issued to directors and officers as compensation	989,619	790,000
Value of stock and warrants issued to broker of convertible notes		418,343

Total shares and warrants issued for services	$1,509,619	$1,673,111

Liabilities settled for shares of common stock

110, 950 shares of common stock issued on conversion of:
convertible note payable	$-	$25,000
accrued interest	-	8,362
13,960,588 shares of common stock issued on conversion of:
convertible note payable	2,142,500	-
accrued interest	588,886	-

Total liabilities settled for shares of common stock	$2,731,386	$33,362

5.	FIXED ASSETS

As at May 31, 2012 and 2011, fixed assets consisted of the following:

	May 31, 2012	May 31, 2011
Vehicles	$41,877	$41,877
Machinery and equipment	95,515	95,515
Total fixed assets - cost	134,392	134,392
Less accumulated depreciation	(88,630)	(67,928)
Total fixed assets - net	$45,762	$66,464

Depreciation expense was $20,702 and $13,037 for the twelve months ended May 31, 2012 and 2011 respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

6.	CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2010	$2,347,500	$(309,766)	$226,235	$2,263,949
Issued in period	395,000	-	-	395,000
Converted into shares of common stock	(25,000)	-	(8,362)	(33,362)
Additional discount on notes issued in current year		(40,880)	-	(40,880)
Accretion of debt discount	-	192,670	-	192,670
Interest accrued	-	-	435,837	435,837

May 31, 2011	2,717,500	(157,996)	653,710	3,213,214
Issued in period	-	-	-	-
Converted into shares of common stock	(2,142,500)	-	(588,886)	(2,731,386)
Accretion of debt discount	-	157,996	-	157,996
Interest accrued	-	-	199,099	199,099
May 31, 2012	$575,000	$-	$263,923	$838,923

During the twelve months ended May 31, 2012 the Company sold no promissory notes.

During the twelve months ended May 31, 2011 the Company sold notes with principal balances totaling $395,000 to accredited investors

During the twelve months ended May 31, 2012, holders of outstanding promissory note (“Notes”) with principal balance of $2,142,500 and accrued interest of $588,886 converted such amounts due into 13,960,588 shares of our common stock under the terms of their respective notes.

During the twelve months ended May 31, 2011, a Note Holder converted a note with a principal balance of $25,000 and accrued interest of $8,362 into 110,950 shares of our common stock.

Effective May 31, 2012, the Company was in default on repayments all of the convertible notes payable outstanding totaling $575,000 together with accrued interest of $263,923, totaling $838,923.

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the shares of our common stock at the option of the Note Holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

7.	INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years;  The Mexican equivalent of the Internal Revenue Code allows NOL's to be carried forward for ten years. The total of these NOL's at May 31, 2012 was $3,097,471 in Mexico and $21,453,158 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. These valuation allowance increased during 2012 by $749,929 in the U.S., and by $164,793 in Mexico, the result of adding the potential benefit losses of the year ended May 31, 2012.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

7.	INCOME TAXES CONT.

	U.S.	MEXICO
Deferred Tax Assets	$7,294,074	$929,241
Valuation Allowance	(7,294,074)	(929,241)
Balance Recognized	$-	$-

If not used, these carryforwards will expire during years ended May 31, as listed below:

	U.S.		MEXICO
2013	$		$42,933
2014			67,322
2015			48,610
2016			60,203
2017			140,009
2018			457,312
2019			497,434
2020			500,548
2021			915,800
2022			367,300
2023		156,754
2024		245,805
2025		177,483
2026		219,811
2027		840,457
2028		4,195,302
2029		6,577,826
2030		4,353,164
2031		2,167,277
2032		2,519,279

A reconciliation of the taxes calculated using statutory rates to pretax losses with the provisions for income taxes is presented below.

	2012	2011
Taxes calculated using statutory rate	$(966,745)	$(993,298)
Tax effect of net operating losses	966,745	993,298
Provision for income taxes	$-	$-

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

8.	COMMITMENTS AND CONTINGENCIES

Lease – Head Office

In August 2011 the Company relocated its headquarters from Lake Mary, Florida to Lithia, Florida to the premises of our then Chairman. The space was rent free based on an oral arrangement between the parties. If rent were charged for this space, the amount would not be material.

During the first fiscal quarter of 2012, we relocated our headquarters from Lithia, Florida to Odessa, Missouri to the premises of one of our directors and our then President. The space was rent free based on an oral arrangement between the parties.

During July 2012, we relocated our headquarters from Odessa, Missouri to Marlboro New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors.

Leases – Mexican Operation

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2013.  The Company may decide prior to the termination of this contract whether it wishes to renew. The landlord is not obligated to renew the lease.

Rent expense for this property for the twelve months ended May 31, 2012 and 2011 was respectively $45,095 and $46,067.

As at May 31, 2012 the balance payable under this lease through February 1, 2013 was $16,382.

Mining rights

The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2012 the Company made payments of $76,290 to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase by 75% - 100% in the twelve months ending May 31, 2013.

As at the date of this report, we have not made payments of approximately $57,000 in respect of these mining rights which were due and payable by July 31, 2012.  However, we have initiated payment of all or substantially all of the amount due for 2012, and expect that such payment will be made in the next seven to ten days. In addition, we recently became aware of an assessment from 2007 in the amount of $13,000 in respect such surface taxes. We are currently evaluating whether these mining rights in respect of 2007 are indeed due and payable.

Legal

Title Dispute

On April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit under case number 293/2012 by Mr. Israel Tentory Garcia (“Plaintiff”) regarding one of our mining concessions. The case was filed in a local court in the Federal District of Mexico City.

By way of background, during 2003, we contracted with eight private individuals, including the Plaintiff, to acquire an exploration concession to 174.54 hectares (the Solidaridad I claim). Pursuant to this agreement, we paid the former holders 1.5 million shares of our common stock. The Agreement further provided for the payment of $1 million to the former holders upon the occurrence of certain conditions. In his lawsuit, the Plaintiff alleges that the payment was due and payable on or about 2009 and ownership of the mining concession should revert back to him.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

8.	COMMITMENTS AND CONTINGENCIES CONT.

Legal  cont.

Title Dispute cont.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend our rights to the mining concession. We have filed an answer to the complaint pursuant to which we alleged numerous defects in both fact and law. Part of our answer includes the position that when we contracted with Plaintiff and the seven other parties in 2003, their rights to the Solidaridad I exploration concession had expired in 2001, and thus they had no ownership rights to convey to us in 2003. As a result, we have asserted that they are not entitled to receive any additional consideration from us, and, in addition, we have demanded a return of the 1.5 million shares previously issued to them. In addition, we have filed a proceeding in a separate court (Superior Court, Mexico City) under Mexican law seeking a dismissal of the case due to the lack of jurisdiction by the current court.

9.	SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of 0.00001 per share.

The Company has not assigned any specific rights to the preferred stock, nor has any preferred stock been issued in the period from Inception (January 21, 1998) to May 31, 2012.

Common Stock and Warrants

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.00001 per share.

The following shares of common stock and warrants were issued and warrants cancelled in the twelve months ending May 31, 2012 and 2011:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

9.	SHAREHOLDERS’ DEFICIT CONT.

	Common Stock	Warrants
May 31, 2010	53,319,696	705,612
Issued for cash proceeds of $497,750	14,000,000	7,000,000
Issued to directors as compensation valued at $200,000	1,000,000	-
Issued to consultants as compensation valued at $725,776	9,670,000	-
Issued on conversion of notes payable with principal balances of $25,000 and accrued interest of $8,285	110,950	-
Warrants issued to broker	-	228,437
Warrants expired, unexercised	-	(2,187,500)

May 31, 2011	78,100,646	5,546,549
Issued for cash proceeds of $615,000	6,221,429	3,110,715
Issued to directors as compensation valued at $175,000	1,750,000	-
Issued on the exercise of stock options – cashless exercise	350,000	-
Issued to consultants as compensation valued at $345,000	1,450,000	-
Issued on conversion of notes payable with principal balances of $2,142,500 and accrued interest of $588,886	13,960,558	-
Warrant issued to existing shareholder	-	500,000
Warrants exercised at $0.05 and $0.25 for $138,750	1,475,000	(1,475,000)
Warrants expired, unexercised	-	(1,874,099)

May 31, 2012	103,307,663	5,808,165

The following table summarizes information about warrants outstanding at May 31, 2012

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months
$0.10	1,000,000	12.0
$0.15	2,500,000	4.7
$0.16	947,450	39.1
$0.25	1,360,715	1.4
	5,808,165	10.8

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

9.	SHAREHOLDERS’ DEFICIT CONT.

Stock Options

In August 2008, the shareholders of the Company approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

The following schedule presents the activity of Company options during the years ended May 31, 2012 and 2011:

	# of Options	Weighted-Average Exercise Price
Options outstanding, May 31, 2010	9,000,000	$0.30
Granted	8,000,000	0.09
Cancelled	(6,000,000)	0.32
Cancelled and replaced	(10,000,000)	0.13
Replacement options	10,000,000	0.06
Options outstanding, May 31, 2011	11,000,000	$0.06
Granted	6,500,000	0.17
Exercised	(561,534)	0.65
Cancelled or forfeited	(2,000,000)	$(0.06)
Options outstanding, May 31 2012	14,938,466	$0.11
Options vested at May 31, 2012	14,438,466	$0.11

The following table summarizes information about stock options outstanding at May 31, 2012:

Exercise Price	Options Outstanding	Options Exercisable	Intrinsic Value of Options Outstanding (1)	Intrinsic Value of Options Exercisable (1)	Weighted Average Life of Options Outstanding In Years	Weighted Average Life of Options Exercisable In Years
$0.065	7,438,456	7,438,456	$781,038	$781,038	3.8	3.8
$0.07	1,000,000	1,000,000	100,000	100,000	3.3	3.3
$0.16	3,500,000	3,000,000	35,000	30,000	5.0	5.0
$0.18	1,500,000	1,500,000	-	-	4.7	4.7
$0.185	1,000,000	1,000,000	-	-	4.4	4.4
$0.20	1,000,000	1,000,000	-	-	4.3	4.3
	14,938,466	14,438,466	$916,038	$911,038	4.2	4.1
(1)	Based on closing share price of $0.17 at close of business on May 31, 2012

The total fair value of options issued during the years ended May 31, 2012 and 2011 were $1,059,999 and $580,000 respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

9.	SHAREHOLDERS’ DEFICIT CONT.

Stock Options cont.

The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the twelve months ending May 31, 2012:

Weighted-average risk-free interest rate	0.75 – 1.25%
Weighted-average expected life	5 yrs
Weighted-average expected volatility	403% - 420%
Weighted-average expect dividends	$ 0

The Company also modified the exercise price of 10,000,000 options during the 2011 year and recorded additional cost of $210,000.

As at May 31, 2012, unrecognized compensation cost related to unvested options totaled $71,257 (2011 - $0) all of which will be recognized in full before May 31, 2013.

The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

10.	RELATED PARTY TRANSACTIONS

During the year ended May 31, 2012, the Company issued to its directors a total of 1,750,000 shares of common stock, valued at $175,000, and 2,500,000 stock options, valued at $419,999. Each director received 250,000 shares of common stock, except that the Chairman, who received 500,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total) and 500,000 fully vested stock options were issued to an officer who is also a director. The Company further issued 3,000,000 stock options, valued at $480,000, to three newly appointed officers of the Company, 2,500,000 of these options vested immediately, the remaining 500,000 options will vest in 2013.

During the year ended May 31, 2011, nine directors were each awarded 1 million options to purchase Company common stock; one of these awards was subsequently cancelled.  These options were valued at $580,000. The Company also issued 1,500,000 shares of its common stock valued at $300,000. Each of the then 6 directors received 250,000 shares of our common stock.

11.	SUBSEQUENT EVENTS

On June 13, 2012, the Board of Directors appointed Mr. Gennaro (Jerry) Pane as the Company’s Chairman of the Board and Mr. Daniel Joon Sikk Moon as the Company’s President. Concurrent with the appointment of Messers. Pane and Moon, Mr. John Gildea voluntarily resigned as the Company’s Chairman and Mr. David Burney voluntarily resigned the Company’s President. Messers. Gildea and Burney remain as members of the Company’s Board of Directors. Mr. Pane remains as the Company’s Chief Executive Officer and a member of the Board of Directors, and Mr. Moon remains as a member of the Board of Directors.

In addition, on this date, the Company also appointed Mr. Im Seong Dae to its Board of Directors. The new director received a stock option grant under the Company’s 2007 Stock Option Plan. The grant enables the new director to acquire 1,000,000 shares of common stock at $0.17 price per share. In addition, he is entitled to receive a stock grant of 250,000 shares of common stock, which each current director will receive for 2012.

Effective June 13, 2012 our board of directors approved the issuance a total of 2 million shares of our commons stock, valued at $360,000, as compensation to our directors. Each of our eight directors will receive 250,000 shares of our common stock as compensation.

On July 1, 2012, we relocated our headquarters from Odessa, Missouri to Marlboro New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors.

On July 24, 2012, we defaulted on our amended Settlement Agreement and Payment Agreement with Duane Morris, LLP and Keli Isaacson Whitlock when we were unable to repay the $1,614, 216 and accrued interest due under the agreement on July 24, 2012. We have contacted Duane Morris to cure the default and obtain an extension of time to pay the amounts due, and as of their September 12, 2012 response, our proposal is under review by the firm.  We expect a response in the near future and we will promptly file a Form 8-K upon receipt. We cannot predict whether will be successful in obtaining another extension from Duane Morris. If we are unable to do so, the firm will be able to avail itself of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

On July 25, 2012, we issued 666,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 333,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $50,000.

On August 9, 2012, we issued 204,857 shares of our common stock on the cash less exercise of  38,466 stock options.

On August 16, 2012, we issued 93,333 shares of our common stock and warrants with an exercise period of twelve months to purchase 46,666 shares of our common stock at $0.10 to an accredited investor for cash consideration of $7,000.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

11.	SUBSEQUENT EVENTS CONT.

On August 17, 2012, we issued 200,000 shares of our common stock and warrants with an exercise period of twelve months to purchase 100,000 shares of our common stock at $0.10 to an accredited investor for cash consideration of $15,000.

On August 24, 2012 we issued 266,667 shares of our common stock and warrants with an exercise period of twelve months to purchase 133,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $20,000.

On September 7, 2012 we issued 466,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 233,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $35,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ Gennaro(Jerry) Pane
Name: Gennaro (Jerry) Pane
Title: Chief Executive Officer
Date: September 13, 2012

By:	/s/ David Cutler
Name: David Cutler
Title: Chief Financial Officer
Date: September 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J Moon	President and Director	September 13, 2012
David W. Burney

/s/ David W. Burney	Director	September 13, 2012
David W. Burney

/s/ Sheldon Baer	Director	September 13, 2012
Sheldon Baer

/s/ Gennaro (Jerry) Pane	Chief Executive Officer and Director	September 13, 2012
Gennaro (Jerry) Pane

/s/ Daniel H. Luciano	Director	September 13, 2012
Daniel H. Luciano

/s/ John Gildea	Director	September 13, 2012
John Gildea

/s/ Chad Altieri	Director	September 13, 2012
Chad Altieri

Director
Im Seong Dae