Form 10-Q
period 2012-08-31
U S PRECIOUS METALS INC
filed 2012-10-22
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: AUGUST 31, 2012

or

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

732 - 851-7707
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
☐  Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,178,502 shares of common stock issued and outstanding as of October 19, 2012.

U.S.PRECIOUS METALS, INC.
INDEX

PART 1: FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS August 31, 2012 (Unaudited) and May 31, 2011 (Audited)	2

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Three month periods ended August 31, 2012 and 2011 and the period from Inception (January 21, 1998) to August 31, 2012	3

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Three month periods ended August 31, 2012 and 2011 and the period from Inception (January 21, 1998) to August 31, 2012	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES.	21

PART 2: OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULT OF SENIOR SECURITIES	22

ITEM 4. MINING SAFETY DISCLOSURES	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23

SIGNATURES	24

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLDIATED BALANCE SHEETS

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$46,181	$116,669
Prepaid and other current assets	5,386	14,117

Total current assets	51,567	130,786

Property and equipment, net	43,235	45,762

Other Assets
Investment in mining rights and other	157,273	159,754

Total Assets	$252,075	$336,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,406,223	$2,325,774
Accrued compensation	146,301	31,801
Convertible notes payable	862,112	838,923

Total current liabilities	3,414,636	3,196,498

Commitments and Contingencies (Note 6.)

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 106,489,185 and 103,307,633 shares, issued and outstanding respectively	1,065	1,033
Additional paid in capital	22,136,368	21,689,400
Deficit accumulated during exploration stage	(25,299,994)	(24,550,629)

Total stockholders’ deficit	(3,162,561)	(2,860,196)

Total Liabilities and Stockholders’ Deficit	$252,075	$336,302

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLDIATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,		January 21, 1998 (Date of Inception of Exploration Stage) August 31,
	2012	2011	2012

Revenues	$-	$-	$-

Costs and Expenses
General and administrative	693,422	491,760	24,611,388
Debt reduction through legal settlement	-	-	(692,315)

Operating Loss	(693,422)	(491,760)	(23,919,073)

Other Income (Expense):
Interest expense (net)	(55,943)	(159,775)	(1,380,921)

Total other income (expense)	(55,943)	(159,775)	(1,380,921)

Loss before income taxes	(749,365)	(651,535)	(25,299,994)

Provision for income taxes	-	-	-

Net loss	$(749,365)	$(651,535)	$(25,299,994)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	-

Weighted average number of shares outstanding
Basic and diluted	105,197,230	79,009,388

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,		January 21, 1998 (Date of Inception Of Exploration Stage) To August 31,
	2012	2011	2012
Operating Activities:

Net loss	$(749,365)	$(651,535)	$(25,299,994)
Adjustments required to reconcile net loss to net
Cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	2,527	3,375	91,157
Equity securities issued for services	355,000	342,500	13,858,830
Accretion of debt discount	-	40,301	358,400
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses and other current assets	11,212	7,628	(89,263)
Increase in interest accrued on convertible notes	23,189	108,974	883,530
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	194,949	(58,132)	3,407,834
Net Cash Used in Operating Activities	(162,488)	(206,889)	(7,372,562)

Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Provided By (Used in) Investing Activities	-	-	(444,255)

Financing Activities:
Proceeds from sales of common stock	92,000	100,000	4,697,250
Proceeds from exercises of warrants	-	-	406,248
Proceeds from convertible notes	-	-	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)

Net Cash Provided by Financing Activities	92,000	100,000	7,862,998

Net increase (decrease) in cash	(70,488)	(106,889)	46,181
Cash beginning of period	116,669	186,551	-
Cash end of period	$46,181	$79,662	$46,181

The accompanying notes are an integral part of these financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
U.S. Precious Metals, Inc. was incorporated in the state of Delaware in 1998 as a mineral exploration company. U.S. Precious Metals, Inc. and its wholly owned Mexican subsidiary company, U.S. Precious Metals de Mexico, S.A. de C.V, (“U.S. Precious Metals Mexico”), (collectively “the Company”, “We” or “Us”)   are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacan, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”).

Significant Accounting Policies
Basis of Presentation:  Our accompanying unaudited financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  10 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2012 included in our Form 10-K filed with the SEC.

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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of August 31, 2012, none of our mineralized material met the definition of proven or probable reserves.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT

Significant Accounting Policies Cont
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT

Significant Accounting Policies Cont
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

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three periods ended August 31, 2012 or 2011.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT

Significant Accounting Policies Cont
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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three month periods ended August 31, 2012.

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

Our comprehensive loss was identical to our net loss for the three month periods ended August 31, 2012 and 2011.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT

Significant Accounting Policies Cont
Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three month periods ended August 31, 2012 and 2011, there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

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

Business Segments: We believe that our activities during the three month periods ended August 31, 2012 and 2011 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.      GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2012, have a working capital deficit of $3,363,069, accumulated losses of $25,299,994 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2012, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $287,112 totaling $862,112.

ii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113 became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 has been extended to December 1, 2012. If we fail to make this schedule payment on December 1, 2012 our former attorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

2.      GOING CONCERN AND LIQUIDITY CONT

At the time of this report, we do not have the funding available to repay the convertible promissory notes or to make the payment required under the second amended agreement with our former attorneys.

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

3.      SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended August 31,
	2012	2011
Income taxes paid	$-	$-

Interest paid	$-	$709

Equity securities issued services
1,750,000 shares of common stock issued to directors as compensation	$315,000	$175,000
550,000 shares of common stock issued to consultants	-	167,500
Additional expense to vest previously issued options	40,000	-

Total shares and warrants issued for services	$355,000	$342,500

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

4.      PROPERTY AND EQUIPMENT

As at August 31, 2012 and May 31, 2012 property and equipment consisted of the following:

	August 31, 2012	May 31, 2012

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(91,157)	(88,630)

Total property and equipment net	$43,235	$45,762

Depreciation expense for the three months ended August 31, 2012 and 2011 was $2,527 and $3,375, respectively.

5.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Accrued Interest	Total
May 31, 2012	$575,000	$263,923	$838,923
Issued in the period	-	-	-
Converted into shares of common stock	-	-	-
Interest accrued in the period	-	23,189	23,189
August 31, 2012	$575,000	$287,112	$862,112

Effective August 31, 2012, we were in default on repayments of all the convertible notes payable outstanding totaling $575,000 together with accrued interest of $287,112.

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the shares of our common stock at the option of the Note Holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

6.      COMMITMENTS AND CONTINGENCIES

Lease – Head Office

We rent office space in Marlboro New Jersey under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

6.      COMMITMENTS AND CONTINGENCIES CONT

Leases – Mexican Operation
We lease a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2013.

It is our current intention to relocate this facility to a location substantially closer to our Solidaridad Property when our current lease expires.

Mining rights
We are required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2012 we made payments of $76,290 to the Mexican government to maintain our mining concessions. It is anticipated that these payments will increase by 75% - 100% in the twelve months ending May 31, 2013.

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

7.      STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three periods ended August 31, 2012 and 2011.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT

Common Stock and Warrants

	Common Stock	Warrants

May 31, 2012	103,307,663	5,808,165
Issued for cash proceeds of $92,000	1,226,665	613,333
Issued to directors as compensation valued at $315,000	1,750,000	-
Issued on the cashless exercise of stock options	204,857
Warrants expired, unexercised	-	(575,000)
August 31, 2012	106,489,185	5,846,498

The following table summarizes information about warrants outstanding at August 31, 2012:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.10	1,613,333	9.9
$0.15	2,500,000	1.6
$0.16	947,450	35.5
$0.25	785,715	4.4
Total	5,846,498	9.9

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31,2012	14,918,466	$0.11
Granted	-	-
Exercised	(438,466)	(0.065)
Cancelled or forfeited	-	-
August 31, 2012	14,500,000	$0.11

All outstanding options were fully vested when issued except for 500,000 options issued in May 2012 which vest over a 6 month term.

During the three months ended August 31, 2012 438,466 options were exercised on a cashless basis.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2012:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Intrinsic Value of Stock Options Outstanding	Intrinsic Value of Stock Options Exercisable	Weighted Average Life of Stock Options Outstanding in Years	Weighted Average Life of Stock Options Exercisable in Years
$0.065	7,000,000	7,000,000	$455,000	$455,000	3.5	3.5
$0.07	1,000,000	1,000,000	60,000	60,000	3.1	3.1
$0.16	3,500,000	3,306,011	-	-	4.7	4.7
$0.18	1,500,000	1,500,000	-	-	4.4	4.4
$0.185	1,000,000	1,000,000	-	-	4.62	4.1
$0.20	500,000	500,000	-	-	4.1	4.1
	14,500,000	14,306,011	$515,000	$515,000	3.9	3.9

The aggregate intrinsic value represents the difference between our closing stock price of $0.13 per share as of August 31, 2012 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(unaudited)

8.      RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2012 and 2011, we issued to our directors a total of 1,750,000 shares of common stock, valued respectively at $315,000 and $175,000.

9.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

10.    SUBSEQUENT EVENTS

On September 7, 2012, we issued 466,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 233,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $35,000.

On October 1, 2012, we completed an Amendment No. 2 to Settlement Agreement and Payment Agreement with Duane Morris, LLP and Keli Isaacson Whitlock. As result of the amendment, the payment of the initial installment of $403,554, has been extended to December 1, 2012. The parties had previously entered into the first amendment to Settlement Agreement and Payment Agreement on May 23, 2012 (See Form 8-K of the Company on such date). Except as stated above, all other terms and conditions of the referenced Settlement Agreement and Payment Agreement, as amended on May 23, 2012, remain unchanged, including the fact that commencing May 23, 2012, interest accrues on the amount due, which is $1,614,216, at the rate of 5% per annum.

On October 15, 2012 we issued 1,066,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 533,333 shares of our common stock at $0.10 to certain accredited investors for cash consideration of $80,000.

On October 16, 2012 we issued 66,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 33,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $5,000.

On October 16, 2012 a warrant holder exercised warrants to acquire 22,653 shares of our common stock at $0.16 per share for cash consideration of $3,624.

On October 19, 2012 we issued 66,666 shares of our common stock and warrants with an exercise period of twelve months to purchase 33,333 shares of our common stock at $0.10 to an accredited investor for cash consideration of $5,000.

We have evaluated subsequent events through October 19, 2012.  Other than those set out above, there have been no subsequent events after August 31, 2012 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission (“ SEC ”) on September 13, 2012 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

●	Our current financial condition and immediate need for capital;
●	Potential dilution resulting from the issuance of new securities for any funding;
●	Unexpected changes in business and economic conditions;
●	Change in interest rates and currency exchange rates;
●	Timing and amount of production, if any;
●	Technological changes in the mining industry;
●	Changes in exploration and overhead costs;
●	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of future feasibility studies, if any;
●	The level of demand for our products;
●	Changes in our business strategy;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	The uncertainty of mineralized material estimates and timing of development expenditures;
●	Commodity price fluctuations; and
●	Changes in exploration results.

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2013, most of our investment in mining properties do not appear as an asset on our balance sheet.

During the three months ended August 31, 2012 we focused our efforts on seeking to raise funding to meet our existing liabilities and achieve our objective to develop our mining interests.

On June 13, 2012, the Board of Directors appointed Mr. Gennaro (Jerry) Pane as our Chairman of our Board of Directors and Mr. Daniel Joon Sikk Moon as our President. Concurrent with the appointment of Messrs. Pane and Moon, Mr. John Gildea voluntarily resigned as our Chairman and Mr. David Burney voluntarily resigned our President. Messrs. Gildea and Burney remain as members of our Board of Directors. Mr. Pane remains as the Company’s Chief Executive Officer and a member of the Board of Directors, and Mr. Moon remains as a member of the Board of Directors.

In addition, on June 13, 2012, we also appointed Mr. Im Seong Dae to our Board of Directors. The new director was to receive a stock option grant under the Company’s 2007 Stock Option Plan. The grant enables the new director to acquire 1 million shares of common stock at $0.17 price per share. In addition, he was entitled to receive a stock grant of 250,000 shares of common stock, which each current director was to receive for 2012.

Effective June 13, 2012, our board of directors approved the issuance a total of 2 million shares of our commons stock, valued at $360,000, as compensation to our directors. Each of our eight directors will receive 250,000 shares of our common stock as compensation.

Mr. Im Seong Dae subsequently decided not to accept this appointment as a director and consequently no stock options or shares of our common stock have been issued to him.

On July 1, 2012, we relocated our headquarters from Odessa, Missouri to Marlboro, New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors.

On October 1, 2012, we completed an Amendment No. 2 to Settlement Agreement and Payment Agreement with Duane Morris, LLP and Keli Isaacson Whitlock. As result of the amendment, the payment of the initial installment of $403,554, has been extended to December 1, 2012. The parties had previously entered into the first amendment to Settlement Agreement and Payment Agreement on May 23, 2012 (See Form 8-K of the Company on such date). Except as stated above, all other terms and conditions of the referenced Settlement Agreement and Payment Agreement, as amended on May 23, 2012, remain unchanged, including the fact that commencing May 23, 2012, interest accrues on the amount due, which is $1,614,216, at the rate of 5% per annum. If we fail to make this schedule payment on December 1, 2012 our former attorneys will be able to themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

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

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2012, have a working capital deficit of $3,363,069, accumulated losses of $25,299,994 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2012, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $287,112 totaling $862,112.

ii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113 became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 has been extended to December 1, 2012. If we fail to make this schedule payment on December 1, 2012 our former attorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

At the time of this report, we do not have the funding available to repay the convertible promissory notes or to make the payment required under the second amended agreement with our former attorneys.

These conditions raise substantial doubt about our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended May 31, 2012 and 2011, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2013 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide us with adequate fiscal resources to execute our plan of operations in the current fiscal year and beyond.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the three months ended August 31, 2012, we issued 1,226,666 stock units for cash proceeds of $92,000. A unit is comprised of one share of stock and one-half warrant. A full warrant is required to purchase one additional share of stock. The warrants issued in the current year are exercisable for a period of twelve months from the issue date, and are exercisable at $0.10 per share

As mentioned above, we must obtain additional funding to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to us or at all. As an exploration stage company, we have no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since Inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2012 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2011

Revenue
We earned no revenue in either the three months ended August 31, 2012 or 2011 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended August 31, 2012, we incurred general and administrative expenses of $693,422, compared to the $491,760  incurred in the three months ending August 31, 2011, an increase of $201,662, or 41%. The increase relates primarily to accrual for salaries for certain of our officers in the three months ended August 31, 2012 who were not retained by us in the three months ending August 31, 2011.

Interest expense (net)
During the three months ended August 31, 2012, we incurred interest expense (net) of $55,943 compared to $159,775 during the three months ended August 31, 2011, a decrease of $103,832, or 65%.

The decrease is due to reduction in the balances of convertible notes payable outstanding between the two periods. As at August 31, 2011 we had $2,542,500 convertible notes payable outstanding on which we were accruing interest of 16%. Following the conversion of the majority of these convertible notes payable into shares of our common stock, by August 31, 2012 we had just $575,000 convertible notes payable outstanding on which we were accruing interest of 16%

Net loss
The net loss for the three months ended August 31, 2012 was $749,365 compared to $651,535 during the three months ended August 31, 2012, an increase of $97,830, or 15%, due to the factors discussed above.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED AUGUST 31, 2012 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2011

Net cash flow used in operations in the three months ended August 31, 2012 was $162,488 compared to $206,889 for the three months ended August 31, 2011, a decrease of $44,401, or 21%.

In the three months ended August 31, 2012, our net loss was $749,365 which was offset by $357,527 in non cash items and a positive movement in operating assets and liabilities of $229,350 to arrive at net cash used in operations of $162,488. By comparison, in the three months ended August 31, 2011, our net loss was $651,535 which was offset by $386,176 in noncash items and a positive movement in operating assets and liabilities of $58,470 to arrive at net cash used in operations of $206,889.

No cash flow was provided by, or used in, investing activities during the three months ended August 31, 2012 or 2011.

Net cash flow generated from financing activities was $92,000 in the three months ended August 31, 2012 compared to $100,000 for the three months ended August 31, 2011, a decrease of $8,000 or 8%.

This decrease arose to the fact that we sold less shares of common stock in the three months ended August 31, 2012 than we did in the three months ended August 31, 2011.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, August 31, 2012.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended August 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2012, we received $92,000 from the sale of 1,226,665 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $0.10 during an exercise period of twelve months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at August 31, 2012 we are in default on repayment of convertible promissory notes with principal balances of $575,000 and accrued interest of $287,112.

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

During the three month periods ending August 31, 2012 and, 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three month periods ending August 31, 2012 and 2011.

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
Date: October 19, 2012

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: October 19, 2012