Form 10-Q
period 2012-11-30
U S PRECIOUS METALS INC
filed 2013-01-22
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

or

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
☐ Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,355,529 shares of common stock issued and outstanding as of January 18, 2013.

U.S.PRECIOUS METALS, INC.
INDEX

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$49,622	$116,669
Prepaid and other current assets	15,773	14,117

Total current assets	65,395	130,786

Property and equipment, net	40,708	45,762

Other Assets
Investment in mining rights and other	157,330	159,754

Total Assets	$263,433	$336,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,433,205	$2,325,774
Accrued compensation	266,301	31,801
Convertible notes payable and realted accrued interest	907,887	838,923

Total current liabilities	3,607,393	3,196,498

Commitments and Contingencies (Note 7.)

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 109,695,172 and 103,307,633 shares, issued and outstanding respectively	1,097	1,033
Additional paid in capital	25,946,496	21,689,400
Deficit accumulated during exploration stage	(29,291,553)	(24,550,629)

Total stockholders’ deficit	(3,343,960)	(2,860,196)

Total Liabilities and Stockholders’ Deficit	$263,433	$336,302

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		January 21, 1998 (Date of Inception of Exploration Stage) November 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
General and administrative	3,933,804	646,265	4,627,225	1,138,025	28,545,192
Debt reduction through legal settlement	-	-	-	-	(692,315)

Operating Loss	(3,933,804)	(646,265)	(4,627,225)	(1,138,025)	(27,852,877)

Other Income (Expense):
Interest expense (net)	(57,755)	(150,450)	(113,699)	(310,225)	(1,438,676)

Loss before income taxes	(3,991,559)	(796,715)	(4,740,924)	(1,448,250)	(29,291,553)

Provision for income taxes	-	-	-	-	-

Net loss	$(3,991,559)	$(796,715)	$(4,740,924)	$(1,448,250)	$(29,291,553)

Net loss per share
Basic and diluted	$(0.04)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	107,639,926	93,783,447	106,419,413	86,355,882

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November,		January 21, 1998 (Date of Inception Of Exploration Stage) To November 30,
	2012	2011	2012
Operating Activities:

Net loss	(4,740,924)	(1,448,250)	(29,291,553)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	5,054	6,516	93,684
Equity securities for services	3,969,035	676,500	17,472,865
Accretion of debt discount	-	135,727	358,400
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Adjustment to notes convertible	22,329	-	22,329
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses and other assets	768	1,670	(99,707)
Increase in interest accrued on convertible notes	44,866	150,747	906,976
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	343,701	66,648	3,554,817
Net Cash Used in Operating Activities	(355,171)	(410,442)	(7,565,245)

Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Provided By (Used in) Investing Activities	-	-	(444,255)

Financing Activities:
Proceeds from sales of common stock	284,500	165,000	4,889,740
Proceeds from exercises of warrants	3,624	88,750	409,872
Proceeds from convertible notes	-	-	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	288,124	253,750	8,059,122

Net increase (decrease) in cash	(67,047)	(159,692)	49,622
Cash beginning of period	116,669	186,551	-
Cash end of period	49,622	29,859	49,622

The accompanying notes are an integral part of these financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of US Precious Metals, Inc. ("the Company") as of November 30, 2012 and for the three and six month periods ended November 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the six months ended November 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2012.

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
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

Significant Accounting Policies
Basis of Presentation:  Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2012 included in our Form 10-K filed with the SEC.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of November 30, 2012, none of our mineralized material met the definition of proven or probable reserves.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Deferred Costs and Other: Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and six month periods ended November 30, 2012 or 2011.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Fair Value Measurements cont:   Our financial instruments consist of cash and cash equivalents, short-term trade prepaid expenses, payables, accruals and convertible notes payable.  The carrying values of cash and cash equivalents, short-term trade prepaid expenses, payables, accruals and convertible notes payable approximate their fair value due to their short maturities.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended November 30, 2012.

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

Our comprehensive loss was identical to our net loss for the three and six month periods ended November 30, 2012 and 2011.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and six month periods ended November 30, 2012 and 2011, there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

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

Business Segments: We believe that our activities during the three and six month periods ended November 30, 2012 and 2011 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.      GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at November 30, 2012, have a working capital deficit of $3,541,998, accumulated losses of $29,291,553 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at November 30, 2012, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $590,000 together with accrued interest of $317,887 totaling $907,887.

ii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113, became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 has been extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

3.      GOING CONCERN AND LIQUIDITY CONT.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

4.      SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended November 30,
	2012	2011
Income taxes paid	$-	$-

Interest paid	$-	$-

Equity securities issued for services
1,750,000 shares of common stock issued to directors as compensation	$315,000	$175,000
1,350,000 shares of common stock issued to consultants	-	305,500
300,000 shares of common stock issued to consultants classified as prepaid expense at November 30, 2011	-	(54,000)
1,000,000 shares as an investment banking fee	240,000	-
1,000,000 stock options issued as director’s compensation	114,682	-
500,000 stock options issued as director’s compensation	-	90,000
1,000,000 stock options issued to a consultant	-	160,000
Additional expense to vest previously issued options	71,256	-
14,105,485 warrants as an investment banking fee	3,228,097	-

Total shares, options and warrants issued for services	$3,969,035	$676,500

Liabilities settled for shares of common stock
convertible note payable	$-	$1,662,500
accrued interest	$-	$424,187
	$-	$2,086,687

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

5.      PROPERTY AND EQUIPMENT

As at November 30, 2012 and May 31, 2012 property and equipment consisted of the following:

	November 30, 2012	May 31, 2012

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(93,684)	(88,630)

Total property and equipment net	$40,708	$45,762

Depreciation expense for the three and six months ended November 30, 2012 was $2,527 (2011 - $3,460) and $5,054 (2011- $6,516), respectively.

6.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Accrued Interest	Total
May 31, 2012	$575,000	$263,923	$838,923
Issued in the period	-	-	-
Converted into shares of common stock	-	-	-
Adjustment	15,000	7,239	22,239
Interest accrued in the period	-	46,725	46,725
November 30, 2012	$590,000	$317,887	$907,887

Effective November 30, 2012, we were in default on repayments of all the convertible notes payable outstanding totaling $590,000 together with accrued interest of $317,887.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

7.      COMMITMENTS AND CONTINGENCIES CONT

Leases – Mexican Operation

We lease a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expires February 1, 2013.  It is our current intention to relocate this facility to a location substantially closer to our Solidaridad Property when our current lease expires.

Mining rights

We are required to make payments to the Mexican government on a semi-annual basis to maintain its mining concessions. The next semi-annual payment of $51,466 is due on January 31, 2013.At the date of this report, we do not have the funds to make this payment and are seeking to raise the necessary funding to be able to make this payment on a timely basis.

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

Investment Banking Agreement

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group has agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group will receive:

(i)
Ten million shares of our common stock payable as follows; one million shares being issued upon the execution of an investment banking agreement with Firm, and nine million shares paid upon benchmark completion of the funding of the $100 million.

(ii)	A one time expense re-imbursement fee of $250,000 payable upon our receipt of the first deposit exceeding $20 million pursuant to the investment banking agreement with the Firm.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

7.      COMMITMENTS AND CONTINGENCIES CONT

Investment Banking Agreement cont.

The funding, if received, will be used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million the investor party will receive 49% of the Concessions.

8.      STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three and six month periods ended November 30, 2012 and 2011.

Common Stock and Warrants

	Common Stock	Warrants

May 31, 2012	103,307,663	5,808,165
Issued for cash proceeds of $284,500	3,409,999	1,705,000
Issued to directors as compensation valued at $315,000	1,750,000	-
Issued as investment banking fee valued at $240,000	1,000,000	-
Issued on the cashless exercise of stock options	204,857	-
Issued as investment banking fee valued at $ 3,228,097	-	14,168,772
Warrants exercised for $3,624	22,653	(22,653)
Warrants expired, unexercised	-	(3,075,000)
November 30, 2012	109,695,172	18,584,284

During the six months ended November 30, 2012 we sold 3,409,999 shares of our common stock and 1,705,000 warrants for total cash proceeds of $284,500. The conversion price of the warrants was between $0.10 and $0.22 and the term of the warrants was either six or twelve months

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Common Stock and Warrants cont

During the six months ended November 30, 2012, we issued to our directors a total of 1,750,000 shares of common stock for each period, valued at $315,000.

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group has agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group will receive:

(i)
Ten million shares of common stock payable as follows; one million shares being issued upon the execution of an investment banking agreement with Firm, and nine million shares paid upon benchmark completion of the funding of the $100 million.

(ii)	A one time expense re-imbursement fee of $250,000 payable upon our receipt of the first deposit exceeding $20 million pursuant to the investment banking agreement with the Firm.

The funding, if received, will be used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million the investor party will receive 49% of the Concessions.

Under the terms of this agreement, 1 million shares of our common stock, valued at $240,000, became issuable to PE Group as at November 29, 2012 when we signed and investment banking agreement with the Firm.

During the six months ended November 30, 2012 204,857 shares of our common stock were issued on the cashless exercise of 428,466 stock options with an exercise price of $0.065.

On November 29, 2012, we entered into an Exclusive Investment Banking Agreement (‘the Agreement”) with a prominent, New York investment banking firm (“Firm”). Under the agreement, the Firm will provide a range of investment advisory services to us, including the introduction to potential lenders, investors and acquiring entities. The agreement contemplates potential equity financings, business combinations and/or asset sales, and/or debt financings. Upon execution of the agreement, we agreed to pay a non-refundable retainer in the amount of $50,000 and issue the Firm an initial stock purchase warrant to purchase 9.99% of our fully diluted shares of common stock as of the date of the Agreement. The initial warrant has a term of five years with a per share exercise price of $0.40. The term of the agreement is one year with successive yearly renewals.

In addition, we have agreed to pay the Firm fees and expense allowances on any transaction entered into and completed pursuant to the agreement. Fees and expense allowances are transaction dependent ranging generally from 13% to 6% of the consideration received by us, coupled with stock purchase warrants equal to 10% of any equity, including derivatives, issued in the transaction. We also will be required to pay a break up fees in the event it elects to terminate a funding agreement.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Common Stock and Warrants cont

The Firm is a FINRA/SEC registered broker/dealer. We cannot predict whether the Firm will be successful in raising funds or entering into any arrangement contemplated under the Agreement which may prove beneficial to us.

Under the terms of this agreement, 14,168,772 five year warrants with an exercise price of $0.40, valued at $3,228,097, became issuable to the Firm as at November 29, 2012 on the signature of the agreement.

During the six month ended November 30, 2012, 22,653 warrants with an exercise price of $0.16 were exercised for gross proceeds of $3,624.

During the six months ended November 30, 2012, 3,075,000 warrants expired with exercise prices of $0.15 and $0.25.

The following table summarizes information about warrants outstanding at November 30, 2012:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.10	2,480,000	8.0
$0.15	225,000	8.3
$0.16	924,797	32.6
$0.25	785,715	1.4
$0.40	14,168,772	60.0
Total	18,584, 284	48.6

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2012	14,938,466	$0.11
Granted	1,000,000	0.12
Exercised	(438,466)	(0.065)
Cancelled or forfeited	-	-
August 31, 2012	15,500,000	$0.11

All outstanding options were fully vested as at November 30, 2012

During the six months ended November 30, 2012, we issued an additional 1 million stock options with an exercise price of $0.12 to a newly appointed officer and during the same period, 438,466 stock options were exercised on a cashless basis.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2012:

Exercise Price	Stock Options Outstanding And Exercisable	Intrinsic Value of Stock Options Outstanding And Exercisable	Weighted Average Life of Stock Options Outstanding and Exercisable in Months
$0.065	7,000,000	$1,295,000	39.1
$0.07	1,000,000	180,000	34.0
$0.12	1,000,000	130,000	57.7
$0.16	3,500,000	315,000	53.4
$0.18	1,500,000	105,000	49.9
$0.185	1,000,000	65,000	46.4
$0.20	500,000	25,000	46.1
	15,500,000	$2,115,000	44.9

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Stock Options cont.

The aggregate intrinsic value represents the difference between our closing stock price of $0.25 per share as of November 30, 2012 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

9.      RELATED PARTY TRANSACTIONS

During the six month periods ended November 30, 2012 and 2011, we issued to our directors a total of 1,750,000 shares of common stock for each period, valued respectively at $315,000 and $175,000.

On September 21, 2012, we issued to a newly appointed officer 1 million stock options exercisable during a five year term at an exercise price of $0.12  which are valued at $114,682 (2011 - $0).

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group has agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group will receive:

(i)
Ten million shares of common stock payable as follows; one million shares being issued upon the execution of an investment banking agreement with Firm, and nine million shares paid upon benchmark completion of the funding of the $100 million.

(ii)	A one time expense re-imbursement fee of $250,000 payable upon our receipt of the first deposit exceeding $20 million pursuant to the investment banking agreement with the Firm.

The funding, if received, will be used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million, the investor party will receive 49% of the Concessions.

One of our directors also serves as a director of the PE Group.

10.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

11.      SUBSEQUENT EVENTS

During  December 2012, the Company retired to treasury 3 million shares of our common stock which had previously been issued to a consultant. The consultant returned the shares to the Company and the Company retired the shares to treasury.

On December 7, 2012, we issued 123,333 shares of our common stock and warrants with an exercise period of six months to purchase 61,667 shares of our common stock at $0.22 to an accredited investor for cash consideration of $18,500.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(unaudited)

11.      SUBSEQUENT EVENTS CONT.

On December 10, 2012, we issued 126,666 shares of our common stock and warrants with an exercise period of six months to purchase 63,333 shares of our common stock at $0.22 to certain accredited investors for cash consideration of $19,000.

On December 18, 2012, we issued 50,000 shares of our common stock and warrants with an exercise period of twelve months to purchase 25,000 shares of our common stock at $0.15 to an accredited investor for cash consideration of $6,000.

On December 24, 2012, we issued 106,667 shares of our common stock and warrants with an exercise period of twelve months to purchase 53,333 shares of our common stock at $0.15 to an accredited investor for cash consideration of $12,800.

In December 2012, we were served with a lawsuit by a former attorney for non-payment of legal fees approximating $90,000. As of the date of this filing, counsel to the Company has not reviewed the lawsuit.

On January 7, 2012, we issued 83,333 shares of our common stock and warrants with an exercise period of twelve months to purchase 41,667 shares of our common stock at $0.15 to an accredited investor for cash consideration of $10,000.

On January 11, 2012 , we issued 93,333 shares of our common stock and warrants with an exercise period of twelve months to purchase 61,667 shares of our common stock at $0.15 to an accredited investor for cash consideration of $11,200.

On January 15, 2011, we converted a promissory note with a principal balance of $15,000 and accrued interest of $8,107 into 77,204 shares of our common stock.

We have evaluated subsequent events through January 18, 2013.  Other than those set out above, there have been no subsequent events after November 30, 2012 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission (“ SEC ”) on September 13, 2012 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

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

During the six months ended November 30, 2012 we focused our efforts on seeking to raise funding to meet our existing liabilities and achieve our objective to develop our mining interests.

During the six months ended November 30, 2012:

-	we sold 3,409,999 shares of our common stock and 1,705,000 warrants with terms of 6 months or 12 months and exercise prices ranging between $0.10 and $0.22, for total cash proceeds of $284,500.

-	22,653 warrants were exercised at $0.16 per share for total cash proceeds of $3,624.

-	we issued 204,857 shares of our common stock on the cashless exercise of 428,466 share options.

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

Effective June 13, 2012, our board of directors approved the issuance a total of 1,750,000 shares of our common stock, valued at $315,000, as compensation to our directors. Each of our seven directors received 250,000 shares of our common stock as compensation.

On July 1, 2012, we relocated our headquarters from Odessa, Missouri to Marlboro, New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors.

On September 21, 2012, we appointed Mr. George Mesa Sr. as the Director of Security for our Mexican mining claims. As consideration for his appointment we granted Mr. Mesa 1 million stock options with a term of five years and an exercise price of $0.12 per share (closing price of our common stock on the date of grant) valued at $114,682.

On October 1, 2012, we completed an Amendment No. 2 to Settlement Agreement and Payment Agreement with Duane Morris, LLP and Keli Isaacson Whitlock. As result of the amendment, the payment of the initial installment of $403,554, has been extended to December 1, 2012. The parties had previously entered into the first amendment to Settlement Agreement and Payment Agreement on May 23, 2012 (See Form 8-K of the Company on such date). Except as stated above, all other terms and conditions of the referenced Settlement Agreement and Payment Agreement, as amended on May 23, 2012, remain unchanged, including the fact that commencing May 23, 2012, interest accrues on the amount due, which is $1,614,216, at the rate of 5% per annum.  We have failed to make this schedule payment on December 1, 2012. Thus, our former a ttorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group has agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group will receive:

(i)
Ten million shares of common stock payable as follows; one million shares being issued upon the execution of an investment banking agreement with Firm, and nine million shares paid upon benchmark completion of the funding of the $100 million.

(ii)	A one time expense re-imbursement fee of $250,000 payable upon our receipt of the first deposit exceeding $20 million pursuant to the investment banking agreement with the Firm.

The funding, if received, will be used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million the investor party will receive 49% of the Concessions.

One of our directors serves as a director of PE Group.

Under the terms of this agreement, 1 million shares of our common stock, valued at $240,000, became issuable to PE Group as at November 29, 2012 when we signed and investment banking agreement with Firm.

On November 29, 2012, we entered into an Exclusive Investment Banking Agreement (‘the Agreement”) with a prominent, New York investment banking firm (“Firm”). Under the agreement, the Firm will provide a range of investment advisory services to us, including the introduction to potential lenders, investors and acquiring entities. The agreement contemplates potential equity financings, business combinations and/or asset sales, and/or debt financings. Upon execution of the agreement, we agreed to pay a non-refundable retainer in the amount of $50,000 and issue the Firm an initial stock purchase warrant to purchase 9.99% of our fully diluted shares of common stock as of the date of the Agreement. The initial warrant has a term of five years with a per share exercise price of $0.40. The term of the agreement is one year with successive yearly renewals.

In addition, we have agreed to pay the Firm fees and expense allowances on any transaction entered into and completed pursuant to the agreement. Fees and expense allowances are transaction dependent ranging generally from 13% to 6% of the consideration received by us, coupled with stock purchase warrants equal to 10% of any equity, including derivatives, issued in the transaction. We also will be required to pay a break up fees in the event it elects to terminate a funding agreement.

The Firm is a FINRA/SEC registered broker/dealer. We cannot predict whether it or the Firm will be successful in raising funds or entering into any arrangement contemplated under the Agreement which may prove beneficial to us.

Under the terms of this agreement, 14,168,772 five year warrants with an exercise price of $0.40, valued at $3,228,097, became issuable to the Firm as at November 29, 2012 on the signature of the agreement.

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

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at November 30, 2012, have a working capital deficit of $3,541,998, accumulated losses of $29,291,553 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at November 30, 2012, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $590,000 together with accrued interest of $317,887 totaling $907,887.

ii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113, became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 has been extended to December 1, 2012. We failed to make this schedule payment on December 1, 2012. Thus, our former attorneys, will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the six months ended November 30, 2012, we sold 3,409,999 shares of our common stock and 1,705,000 warrants with terms of 6 months or 12 months and exercise prices ranging between $0.10 and $0.22, for total cash proceeds of $284,500.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2011

Revenue
We earned no revenue in either the three months ended November 30, 2012 or 2011 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended November 30, 2012, we incurred general and administrative expenses of $3,933,804, compared to the $646,265 incurred in the three months ending November, 2011, an increase of $3,287,539. The increase relates primarily to the non cash expense of $3,228,097 incurred based on the agreement to issue 14,168,772 five year warrants with an exercise price of $0.40 as payment to an investment banking firm.

Interest expense (net)
During the three months ended November 30, 2012, we incurred interest expense (net) of $57,755 compared to $150,450 during the three months ended November 30, 2011, a decrease of $92,695, or 62%.

The decrease is due to reduction in the balances of convertible notes payable outstanding between the two periods. As at November 30, 2011, we had $1,055,000 convertible notes payable outstanding on which we were accruing interest of 16%. Following the conversion of the majority of these convertible notes payable into shares of our common stock, by November 30, 2012, we had just $590,000 convertible notes payable outstanding on which we were accruing interest of 16%

Net loss
The net loss for the three months ended November 30, 2012 was $3,991,559 compared to $796,715 during the three months ended November 30, 2012, an increase of $3,194,844 due to the factors discussed above.

SIX MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2011

Revenue
We earned no revenue in either the six months ended November 30, 2012 or 2011 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the six months ended November 30, 2012, we incurred general and administrative expenses of $4,627,225, compared to the $1,138,025 incurred in the six months ending November 30, 2011, an increase of $3,489,200. relates primarily to the non cash expense of $3,228,097 incurred based on the agreement to issue 14,168,772 five year warrants with an exercise price of $0.40 as payment to an investment banking firm.

Interest expense (net)
During the six months ended November 30, 2012, we incurred interest expense (net) of $113,699 compared to $310,225 during the six months ended November 30, 2011, a decrease of $196,526, or 63%.

The decrease is due to reduction in the balances of convertible notes payable outstanding between the two periods. As at November 30, 2011 we had $1,055,000 convertible notes payable outstanding on which we were accruing interest of 16%. Following the conversion of the majority of these convertible notes payable into shares of our common stock, by November 30, 2012 we had just $590,000 convertible notes payable outstanding on which we were accruing interest of 16%

Net loss
The net loss for the six months ended November 30, 2012 was $4,740,924 compared to $1,448,250 during the six months ended November 30, 2012, an increase of $2,296,674 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2011

Net cash flow used in operations in the six months ended November 30, 2012 was $355,171 compared to $410,442 for the six months ended November 30, 2011, a decrease of $55,271, or 13%.

In the six months ended November 30, 2012, our net loss was $4,740,924 which was offset by $3,996,418 in non cash items and a positive movement in operating assets and liabilities of $389,335 to arrive at net cash used in operations of $355,171. By comparison, in the six months ended November 30, 2011, our net loss was $1,448,250 which was offset by $818,843 in noncash items and a positive movement in operating assets and liabilities of $219,065 to arrive at net cash used in operations of $410,442.

No cash flow was provided by, or used in, investing activities during the six months ended November 30, 2012 or 2011.

Net cash flow generated from financing activities was $284,500 in the six months ended November 30, 2012 compared to $253,750 for the six months ended November 30, 2011, an increase of $30,750 or 12%.

During the six months ended November 30, 2012 we received $284,500 from the sale of shares of our common stock and warrants and $3,624 from the exercise of warrants. This compares with $165,000 that we received from the sale of shares of our common stock and warrants and $88,750 from the exercise of warrants during the six months ended November 30, 2011.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, November 30, 2012.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2012.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended November 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended November 30, 2012, we received $284,500 from the sale of 3,409,999 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant was between $0.10 and $0.22 and the term of the warrant was either six or twelve months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at November 30, 2012, we were in default on repayment of convertible promissory notes with principal balances of $590,000 together with accrued interest of $317,887 totaling $907,887.

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

During the six month periods ending November 30, 2012 and, 2011, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the six month periods ending November 30, 2012 and 2011.

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
Date: January 22, 2013

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: January 22, 2013