Form 10-Q
period 2013-02-28
U S PRECIOUS METALS INC
filed 2013-04-22
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	FEBRUARY 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

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
☐  Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,024,577 shares of common stock issued and outstanding as of April 19, 2013.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLDIATED BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$17,499	$116,669
Prepaid and other current assets	8,638	14,117

Total current assets	26,137	130,786

Property and equipment, net	38,180	45,762

Other Assets
Investment in mining rights and other	157,349	159,754

Total Assets	$221,666	$336,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,448,464	$2,325,774
Accrued compensation	386,301	31,801
Convertible notes payable and related accrued interest	907,734	838,923

Total current liabilities	3,742,499	3,196,498

Commitments and Contingencies (Note 7.)

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 106,705,529 and 103,307,633 shares, issued and outstanding respectively	1,067	1,033
Additional paid in capital	25,677,133	21,689,400
Deficit accumulated during exploration stage	(29,199,033)	(24,550,629)

Total stockholders’ deficit	(3,520,833)	(2,860,196)

Total Liabilities and Stockholders’ Deficit	$221,666	$336,302

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended		January 21, 1998 (Date of Inception of Exploration Stage)
	February 28,		February 29,	February 28,	February 29,	February 28,
	2013		2012	2013	2012	2013

Revenues	$-		$-	$-	$-	$-

Costs and Expenses
General and administrative	32,066		302,150	4,659,291	1,440,175	28,577,257
Debt reduction through legal settlement	-		-	-	-	(692,315)

Operating Income / (Loss)	(32,066)		(302,150)	(4,659,291)	(1,440,175)	(27,884,942)

Other Income (Expense):
Other income	180,000		-	180,000	-	180,000
Interest expense (net)	(55,414)		(65,461)	(169,113)	(375,686)	(1,494,091)
Total other income (expense)	124,586		(65,461)	10,887	(375,686)	(1,314,091)

Income / (Loss) before income taxes	92,520		(367,611)	(4,648,404)	(1,815,861)	(29,199,033)

Provision for income taxes	-		-	-	-	-

Net income / (loss)	$92,520		$(367,611)	$(4,648,404)	$(1,815,861)	$(29,199,033)

Net income / (loss) per share
Basic	$0.00	*	$(0.0)*	$(0.04)	$(0.02)
Diluted	$0.00	*	$(0.0)*	$(0.04)	$(0.02)

Weighted average number of shares outstanding
Basic	107,369,959		97,175,385	106,782,202	89,949,201
Diluted	128,134,977		97,175,385	106,782,202	89,949,201

* denote less than $0.01 or $(0.01) per share

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Capital	Exploration Stage	Total
Balance, May 31, 2001	$—	$—	$—	$—	$—
Shares issued to incorporator	1,961,184	19	(19)	—	—

Balance, May 31, 2002 - audited	1,961,184	19	(19)	—	—

Sales of common stock	5,000,000	50	124,950	—	125,000
Shares issued for services	13,100,000	131	133,869	—	134,000
Shares issued in exchange for mining rights	1,500,000	15	14,985	—	15,000
Net loss for the period	—	—	—	(215,924)	(215,924)

Balance, May 31, 2003 - audited	21,561,184	215	273,785	(215,924)	58,076

Sales of common stock	1,880,000	19	229,981	—	230,000
Shares issued for services	2,910,000	29	88,721	—	88,750

Cancellation of shares	(400,000)	(4)	4	—	0
Net loss for the period	—	—	—	(313,127)	(313,127)

Balance, May 31, 2004 - audited	25,951,184	259	592,491	(529,051)	63,699

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013

CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2004
(carried forward)	25,951,184	$259	$592,491	$(529,051)	$63,699

Sales of common stock	860,000	9	177,491	—	177,500
Shares issued for services	100,000	1	24,999	—	25,000
Issuance of stock paid in
prior year	80,000	1	19,999	—	20,000
Retirement of stock due to
settlement agreement	(175,166)	(2)	2	—	—
Net loss for the period	—	—	—	(226,093)	(226,093)

Balance, May 31, 2005 - audited	26,816,018	268	814,982	(755,144)	60,106

Sales of common stock	4,332,500	43	1,122,457	—	1,122,500
Shares issued for services	233,961	3	96,252	—	96,255
Exercise of warrants	10,000	—	2,500	—	2,500
Net loss for the period	—	—	—	(280,014)	(280,014)

Balance, May 31, 2006 - audited	31,392,479	314	2,036,191	(1,035,158)	1,001,347

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 31, 2006
(carried forward)	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

Shares issued for services	905,355	9	232,618	—	232,627
Retirement shares issued in
prior year for which no
consideration was
received	(452,835)	(5)	5	—	—
Issuance of stock paid in
prior year	267,500	3	(3)	—	—
Net loss for the period	—	—	—	(898,843)	(898,843)

Balance, May 31, 2007 - audited	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	10,175,000	102	1,417,398	—	1,417,500
Shares issued for services	4,808,000	48	4,009,152	—	4,009,200
Exercise of warrants	320,000	3	79,997	—	80,000
Net loss for the period	—	—	—	(5,028,449)	(5,028,449)

Balance, May 31, 2008 - audited	47,415,499	474	7,775,358	(6,962,450)	813,382

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2008 (carried forward)	47,415,499	$474	$7,775,358	$(6,962,450)	$813,382

Sales of common stock	800,000	8	399,992	—	400,000
Shares issued for services	1,838,000	19	1,014,281	—	1,014,300
Exercise of warrants	740,000	7	184,991	—	184,998
Share based compensation	—	—	2,770,000	—	2,770,000
Net loss for the period	—	—	—	(6,964,811)	(6,964,811)
Balance, May 31, 2009 - audited	50,793,499	508	12,144,622	(13,927,261)	(1,782,131)
Shares and warrants issued
for services	2,473,063	24	1,251,954	—	1,251,978
Notes converted into shares
of common stock	53,134	1	15,939	—	15,940
Share based compensation	—	—	636,656	—	636,656
Discount on convertible
notes payable	—	—	317,500	—	317,500
Net loss for the year	—	—	—	(4,653,712)	(4,653,712)

Balance, May 31, 2010 - audited	53,319,696	533	14,366,671	(18,580,973)	(4,213,769)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2010 (carried forward)	53,319,696	$533	$14,366,671	$(18,580,973)	$(4,213,769)
Shares issued for services	9,670,000	97	725,679	—	725,776
Shares issued for cash	14,000,000	140	497,610	—	497,750
Notes converted into shares
of common stock	110,950	1	33,379	—	33,380
Partial cost of issuance of
convertible notes	—	—	81,598	—	81,598
Shares issued for
compensation	1,000,000	10	199,990	—	200,000
Options granted during the year	—	—	580,000	—	580,000
Modification of director
options	—	—	210,000	—	210,000
Net loss for the year	—	—	—	(3,083,077)	(3,083,077)
Balance, May 31, 2011 - audited	78,100,646	781	16,694,927	(21,664,050)	(4,968,342)
Shares issued for cash	6,221,429	62	614,938	—	615,000
Shares issued as compensation	1,750,000	18	174,982	—	175,000
Shares issued for services	1,450,000	14	344,986	—	345,000
Notes converted into shares	13,960,588	140	2,731,216	—	2,731,356
Warrants exercised	1,475,000	15	138,735	—	138,750
Stock options exercised	350,000	3	(3)	—	0
Stock options issued	—	—	989,619	—	989,619
Net loss for the year	—	—	—	(2,886,579)	(2,886,579)
Balance, May 31, 2012 - audited	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012 (carried forward)	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)
Shares issued for cash	4,209,999	42	391,958	—	392,000
Shares issued as compensation	1,750,000	18	314,983	—	315,001
Shares cancelled previously issued for services	(3,000,000)	(30)	(179,970)	—	(180,000)
Notes converted into shares	77,024	1	23,106	—	23,107
Warrants exercised	155,986	1	23,623	—	23,624
Warrants issued for services	—	—	3,228,097	—	3,228,097
Stock options exercised	204,857	2	(2)	—	0
Stock options issued or vesting	—	—	185,938	—	185,938
Net loss for the nine month period	—	—	—	(4,648,404)	(4,648,404)
Balance, February 28, 2013 - unaudited	106,705,529	$1,067	$25,677,133	$(29,199,033)	$(3,520,833)

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		January 21, 1998 (Date of Inception Of Exploration Stage)
	February 28,	February 29,	February 28,
	2013	2012	2013
Operating Activities:

Net loss	(4,648,404)	(1,815,861)	(29,199,033)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	7,582	9,187	96,212
Equity securities for services	3,549,036	792,500	17,052,866
Accretion of debt discount	-	150,405	358,400
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Adjustment to notes convertible	22,329	-	22,329
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses and other assets	7,884	23,405	(92,591)
Increase in interest accrued on convertible notes	67,820	184,195	929,930
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	478,959	15,319	3,690,075
Net Cash Used in Operating Activities	(514,794)	(640,847)	(7,724,868)

Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Provided By (Used in) Investing Activities	-	-	(444,255)

Financing Activities:
Proceeds from sales of common stock	392,000	365,000	4,997,250
Proceeds from exercises of warrants	23,624	138,750	429,872
Proceeds from convertible notes	-	-	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan to the affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	415,624	503,750	8,186,622

Net increase (decrease) in cash	(99,170)	(137,097)	17,499
Cash beginning of period	116,669	186,551	-
Cash end of period	17,499	49,454	17,499

The accompanying notes are an integral part of these financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of US Precious Metals, Inc. ("the Company") as of February 28, 2013 and for the three and nine month periods ended February 28, 2013 and February 29, 2012 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the nine months ended February 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013.

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

Significant Accounting Policies

Basis of Presentation: Our accompanying unaudited financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  10 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended May 31, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2012 included in our Form 10-K filed with the SEC.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of February 28, 2013, none of our mineralized material met the definition of proven or probable reserves.

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
FEBRUARY 28, 2013
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
FEBRUARY 28, 2013
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

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine month periods ended February 28, 2013 or February 29, 2012.

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
FEBRUARY 28, 2013
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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended February 28, 2013 and February 29, 2012.

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

 Our comprehensive loss was identical to our net loss for the three and nine month periods ended February 28, 2013 and February 29, 2012.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and nine month periods ended February 28, 2013 and February 29, 2012, there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.   The common share equivalents of these securities have not been included in the calculations of loss per share for the three months ended February 29, 2012 and the nine months ended February 28, 2013 and February 29, 2012 because such inclusions would have anti-dilutive effects.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
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

Business Segments: We believe that our activities during the three and nine month periods ended February 28, 2013 and February 29, 2012 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.      GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at February 28, 2013, have a working capital deficit of $3,716,362, accumulated losses of $29,199,033 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at February 28, 2013, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $332,734 totaling $907,734.

ii)	On our Solidaridad mining concessions as we have failed to pay a balance of $52,761 mining rights payments due on January 31, 2013.

iii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113, became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the outstanding balance of mining rights or to make the payment required under the second amended agreement with our former attorneys.

In addition, we owe a former attorney the sum of  approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

3.     GOING CONCERN AND LIQUIDITY CONT

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

4.      SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Income taxes paid	$-	$-

Interest paid	$-	$-

Equity securities issued for services
1,750,000 shares of common stock issued to directors as compensation	$315,000	$175,000
750,000 shares of common stock issued to consultants	-	197,500
Cancellation of 3,000,000 shares of common stock issued to a consultant in May 2011	(180,000)	-
1,000,000 stock options issued as officer’s compensation	114,682	-
1,500,000 stock options issued as director’s compensation	-	260,000
1,000,000 stock options issued to a consultant	-	160,000
Additional expense to vest previously issued options	71,257	-
14,105,485 warrants issuable as an investment banking fee	3,228,097	-

Total shares, options and warrants issued for services	$3,549,036	$792,500

Liabilities settled for shares of common stock
convertible note payable	$15,000	$2,024,500
accrued interest	$8,107	$568,985
	$23,107	$2,611,485

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

5.      PROPERTY AND EQUIPMENT

As at February 28, 2013 and May 31, 2012 property and equipment consisted of the following:

	February 28, 2013	May 31, 2012

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(96,212)	(88,630)

Total property and equipment net	$38,180	$45,762

Depreciation expense for the three and nine months ended February 28, 2013 was $2,528 (2012 - $2,671) and $7,582 (2012- $9,187), respectively.

6.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Accrued Interest	Total
May 31, 2012	$575,000	$263,923	$838,923
Issued in the period	-	-	-
Converted into shares of common stock	(15,000)	(8,107)	(23,107)
Adjustment	15,000	7,239	22,239
Interest accrued in the period	-	69,679	69,679
February 28, 2012	$575,000	$332,734	$907,734

In December 2012 we converted a convertible note payable with a principal balance of $15,000 and accrued interest of $8,107 into 77,024 shares of our common stock at a conversion rate of $0.30 per share.

Effective February 28, 2013, we were in default on repayments of all the convertible notes payable outstanding totaling $575,000 together with accrued interest of $332,734.

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
FEBRUARY 28, 2013
(unaudited)

7.      COMMITMENTS AND CONTINGENCIES

Lease – Head Office

We rent office space in Marlboro New Jersey under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors.

Leases – Mexican Operation
We lease a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expired on February 1, 2013 and was extended for one year to February 1, 2014 at a monthly rental payment of $2,234.

Mining rights
We are required to make payments to the Mexican government on a semi-annual basis to maintain its mining concessions. We failed to pay mining rights of $52,761 due on January 31, 2013 and are currently in default under the terms of our mining concessions. At the date of this report, we do not have the funds to make this payment and are seeking to raise the necessary funding to be able to make this payment.

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

Investment Banking Agreement

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) which has raised or agreed to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us pursuant to a new investment banking agreement between us and the Firm.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

7.      COMMITMENTS AND CONTINGENCIES CONT.

Investment Banking Agreement Cont.

In exchange, the PE Group was to receive:

(i)
Ten million shares of our common stock payable as follows; one million shares being issued upon the execution of the investment banking agreement with Firm, and nine million shares paid upon benchmark completion of the funding of the $100 million.

(ii)	A one time expense re-imbursement fee of $250,000 payable upon our receipt of the first deposit exceeding $20 million pursuant to the investment banking agreement with the Firm.

The funding, if received, will be used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, the letter of intent further provides that in exchange for receipt of the $100 million the investor party will receive 49% of the Concessions.  As stated above,  we are obligated to issue 1 million shares of our common stock, valued at $240,000,  to PE Group when we signed an investment banking agreement with the Firm.  While we subsequently signed an investment banking agreement with the Firm, it is our position that the investment banking agreement was not of the nature contemplated in the letter of intent. Consequently, as a result of that fact and other concerns, a dispute exists with respect to the issuance of the 1 million shares to the  PE Group, and we have not issued the shares to the PE Group.

One of our directors is a director of the PE Group.

8.      STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three and nine month periods ended February 28, 2013 and February 29, 2012.

Common Stock and Warrants

	Common Stock	Warrants

May 31, 2012	103,307,663	5,808,165
Issued for cash proceeds of $392,000	4,209,999	2,105,000
Issued to directors as compensation valued at $315,000	1,750,000	-
Issued as investment banking fee valued at $240,000	1,000,000	-
Issued on conversion of a convertible promissory note with a $15,000 principal balance and $8,107 accrued interest	77,024	-
Cancelation of an investment banking fee valued at $240,000	(1,000,000)	-
Cancelation of a consulting fee paid in May 2011 valued at $180,000	(3,000,000)	-
Issued on the cashless exercise of stock options	204,857	-
Issued as investment banking fee valued at $ 3,228,097	-	14,168,772
Warrants exercised for $23,624	155,986	(155,986)
Warrants expired, unexercised	-	(75,000)
February 28, 2013	106,705,529	21,850,951

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

During the nine months ended February 28, 2013 we sold 4,209,999 shares of our common stock and 2,105,000 warrants for total cash proceeds of $392,000. The conversion price of the warrants was between $0.10 and $0.22 and the term of the warrants was either six or twelve months

During the six months ended November 30, 2012, we issued to our directors a total of 1,750,000 shares of common stock valued at $315,000.

As stated in Note 7 above, on November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company and a dispute exists with respect to the issuance of the 1 million shares to the  PE Group. As of the date of this filing, we have not issued the shares to the PE Group.

In December 2012,we converted a convertible note payable with a principal balance of $15,000 and accrued interest of $8,107 into 77,024 shares of our common stock at a conversion rate of $0.30 per share.

In December 2013,  3 million shares of our common stock previously issued to a consultant in May 2011 at a value of $180,000 were returned to us  by the consultant and we cancelled such shares.

During the nine months ended February 28, 2013, 204,857 shares of our common stock were issued on the cashless exercise of 428,466 stock options with an exercise price of $0.065.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Common Stock and Warrants cont

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

In addition, we agreed to pay the Firm fees and expense allowances on any transaction entered into and completed pursuant to the agreement. Fees and expense allowances are transaction dependent ranging generally from 13% to 6% of the consideration received by us, coupled with stock purchase warrants equal to 10% of any equity, including derivatives, issued in the transaction. We also will be required to pay a break up fees in the event it elects to terminate a funding agreement.

The Firm is a FINRA/SEC registered broker/dealer. We were unable to predict whether the Firm would be successful in raising funds or entering into any arrangement contemplated under the Agreement which may prove beneficial to us.

Under the terms of this agreement, 14,168,772 five year warrants with an exercise price of $0.40, valued at $3,228,097, became issuable to the Firm as at November 29, 2012 on the signature of the agreement.

Subsequent to February 28, 2013, but prior to the date of this report, this agreement along with the warrants were  cancelled (See Note 11. Subsequent Events below).

During the nine months ended February 28, 2013, 155,986 warrants with an exercise prices of $0.15 and $0.16 were exercised for gross proceeds of $23,624.

During the nine months ended February 28, 2013, we extended the term of 4 warrants agreements, totaling 3,785,715 warrants, with exercise prices of $0.15 and $0.25 by 6 months as an incentive for these holders to make new cash investments into the Company.

During the nine months ended February 28, 2013, 75,000 warrants with exercise prices of $0.25 expired unexercised.

The following table summarizes information about warrants outstanding at February 28, 2013:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Common Stock and Warrants cont

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.10	2,480,000	5.0
$0.15	2,675,001	2.6
$0.16	924,797	30.0
$0.20	66,667	12.0
$0.22	250,000	2.9
$0.25	1,285,715	4.4
$0.40	14,168,772	57.8
Total	21,850,951	39.9

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2012	14,938,466	$0.11
Granted	1,000,000	0.12
Exercised	(438,466)	(0.065)
Cancelled or forfeited	-	-
February 28, 2013	15,500,000	$0.11

All outstanding options were fully vested as at February 28, 2013.

During the nine months ended February 28, 2013, we issued an additional 1 million stock options with an exercise price of $0.12 to a newly appointed officer and during the same period, 438,466 stock options were exercised on a cashless basis resulting in the issuance of 204,857 shares of our common stock.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

8.      STOCKHOLDERS’ DEFICIT CONT.

Stock Options cont.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2013:

Exercise Price	Stock Options Outstanding And Exercisable	Intrinsic Value of Stock Options Outstanding And Exercisable	Weighted Average Life of Stock Options Outstanding and Exercisable in Months
$0.065	7,000,000	$1,085,000	36.1
$0.07	1,000,000	150,000	31.0
$0.12	1,000,000	100,000	54.7
$0.16	3,500,000	210,000	50.4
$0.18	1,500,000	60,000	46.9
$0.185	1,000,000	35.000	43.4
$0.20	500,000	10,000	43.1
	15,500,000	$1,650,000	41.9

The aggregate intrinsic value represents the difference between our closing stock price of $0.22 per share as of February 28, 2013 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

9.      RELATED PARTY TRANSACTIONS

During the nine month periods ended February 28, 2013 and February 29, 2012, we issued to our directors a total of 1,750,000 shares of common stock for each period, valued respectively at $315,000 and $175,000.

During the nine month periods ended February 28, 2013, we issued to a newly appointed officer 1 million stock options exercisable during a five year term at an exercise price of $0.12 which are valued at $114,682. During the nine month periods ended February 29, 2012, we issued directors with 1.5 million stock options exercisable during a five year term at exercise prices of $0.18 and $0.20 which were valued at $260,000.

As stated in Note 7, on November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group has agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group was to receive:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

9.      RELATED PARTY TRANSACTIONS CONT.

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

The funding, if received, would have been used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million, the investor party would have received 49% of the Concessions.

One of our directors also serves as a director of the PE Group.

10.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

11.      SUBSEQUENT EVENTS

On March 12, 2013, we entered into an engagement agreement with Source Capital Group, Inc. (“Source Capital”), 276 Post Road West, Westport Connecticut 06880. Pursuant to the agreement, Source Capital will act as the our exclusive placement agent and investment banker during the term of the agreement. We agreed to pay Source Capital a fee of 3% of any proceeds received by us in connection with any financing. In addition, we agreed to issue to Source Capital 250,000 shares of our common stock.

Source Capital is a FINRA/SEC registered broker/dealer. We cannot predict whether it or the broker dealer will be successful in raising funds or entering into any arrangement contemplated under the Agreement which may prove beneficial to us.

On November 29, 2012, we disclosed that we had entered into an Exclusive Investment Banking Agreement (“Banking Agreement”) with a prominent, New York investment banking firm (“Firm”). Under the Banking Agreement, the Firm agreed to provide a range of investment advisory services to us, including the introduction to potential lenders, investors and acquiring entities. In addition, on February 13, 2013, we disclosed that we had signed a Term Sheet with the Firm to provide a bridge loan financing (“Bridge Loan”) for us with an anticipated closing date of February 22, 2013. The name of the Firm is John Thomas Financial (“John Thomas”), 14 Wall Street, 23rd Floor, New York, New York 10005, a FINRA/SEC registered broker/dealer.

Effective March 12, 2013, we completed a Termination Agreement and Mutual Release with John Thomas pursuant to which the parties terminated the Banking Agreement and granted mutual releases with respect to the Banking Agreement (including mutual release of all fees, expenses, stock purchase warrants or other compensation due under the Banking Agreement). In addition, John Thomas agreed to return to us $20,000 as a good faith, partial refund of the $50,000 retainer previously paid by us. The $50,000 retainer was the sole consideration paid by us to John Thomas. We received the $20,000 partial refund on April 11, 2013.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

11.      SUBSEQUENT EVENTS CONT.

On March 14, 2013, we received a $50,000 short term loan from one of our directors for working capital purposes. $10,000 of this loan was repaid on March 25, 2013, $20,000 on April 12, 2013 and the loan was repaid in full on April 19, 2013.

On March 27, 2013, we issued 200,000 shares of our common stock and warrants with an exercise period of twelve months to purchase 100,000 shares of our common stock at $0.15 to an accredited investor for cash consideration of $20,000.

On April 2, 2013, we issued 535,714 shares of our common stock on the cashless exercise of 1,000,000 stock options with an exercise price of $0.065.

On April 19, 2013, we issued 1,333,334 shares of our common stock and warrants with an exercise period of six months to purchase 666,667 shares of our common stock at $0.125 to an accredited investor for cash consideration of $100,000.

We have evaluated subsequent events through April 19, 2013.  Other than those set out above, there have been no subsequent events after February 28, 2013 for which disclosure is required.

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

During the nine months ended February 28, 2013, we focused our efforts on seeking to raise funding to meet our existing liabilities and achieve our objective to develop our mining interests.

During the nine months ended February 28, 2013:

-	we sold 4,209,999 shares of our common stock and 2,105,000 warrants with terms of 6 months or 12 months and exercise prices ranging between $0.10 and $0.22, for total cash proceeds of $392,000.

-	155,986 warrants were exercised at $0.15 and $0.16 per share for total cash proceeds of $23,624.

-	we converted a convertible note with a principal balance of $15,000 and accrued interest of $8,107 into 77,124 shares of our common stock at $0.30 per share.

-	we issued 204,857 shares of our common stock on the cashless exercise of 428,466 share options.

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

On November 6, 2012, we entered into a letter of intent with private investment group (“PE Group”) regarding the funding of the Company. The PE Group has a pre-existing investment banking agreement with a FINRA regulated broker dealer (“Firm”) to raise $100 million for its projects. Pursuant to the letter of intent, the PE Group had agreed to assign and/or invest the proceeds under the pre-existing investment banking agreement with us. In exchange, the PE Group was to receive:

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

The funding, if received, would have been used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million the investor party would have received 49% of the Concessions. As stated above,  we are obligated to issue 1 million shares of our common stock, valued at $240,000,  to PE Group when we signed an investment banking agreement with the Firm.  While we subsequently signed an investment banking agreement with the Firm, it is our position that the investment banking agreement was not of the nature contemplated in the letter of intent. Consequently, as a result of that fact and other concerns, a dispute exists with respect to the issuance of the 1 million shares to the  PE Group, and we have not issued the shares to the PE Group.

One of our directors serves as a director of PE Group.

On November 29, 2012, we entered into an Exclusive Investment Banking Agreement (‘the Agreement”) with a prominent, New York investment banking firm (“Firm”). Under the agreement, the Firm agreed to provide a range of investment advisory services to us, including the introduction to potential lenders, investors and acquiring entities. The agreement contemplates potential equity financings, business combinations and/or asset sales, and/or debt financings. Under the agreement, we paid a non-refundable retainer in the amount of $50,000 and agreed to issue the Firm an initial stock purchase warrant to purchase 9.99% of our fully diluted shares of common stock as of the date of the Agreement. The initial warrant has a term of five years with a per share exercise price of $0.40. The term of the agreement is one year with successive yearly renewals.

In addition, we have agreed to pay the Firm fees and expense allowances on any transaction entered into and completed pursuant to the agreement. Fees and expense allowances are transaction dependent ranging generally from 13% to 6% of the consideration received by us, coupled with stock purchase warrants equal to 10% of any equity, including derivatives, issued in the transaction. We also were  required to pay a break up fees in the event it elects to terminate a funding agreement.

The Firm is a FINRA/SEC registered broker/dealer. We could not predict whether it or the Firm will be successful in raising funds or entering into any arrangement contemplated under the Agreement which may prove beneficial to us.

As described in Note 11 Subsequent Events above, this agreement was subsequently terminated on March 12, 2013 pursuant to a Termination Agreement and Mutual Release with the Firm. Under the termination agreement, the Firm returned $20,000 of the retainer and no further consideration will be issued to the Firm by us.

In December 2013,  3 million shares of our common stock previously issued to a consultant in May 2011 at a value of $180,000 were returned to us  by the consultant and we cancelled such shares.

Effective February 1, 2013, we extended the lease on our warehouse (storage) facility in the city of Morelia, Michoacán, Mexico for a one year term to February 1, 2014 at a monthly rental payment of $2,234.

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

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at February 28, 2013, have a working capital deficit of $3,716,362, accumulated losses of $29,199,033 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our ongoing obligations, our outstanding liabilities or accomplish our objectives during the next twelve months.

As at February 28, 2013, we were in default:

i)	On repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $332,734 totaling $907,734.

ii)	On our Solidaridad mining concessions as we failed to pay a balance of $52,761 mining rights payments due on January 31, 2013.

iii)
Under the terms of the amended Settlement Agreement and Payment Agreement with our former attorneys, we had agreed to make an initial payment of $403,554 on July 24, 2012. As a result of this default, the entire balance due to our former attorneys of $1,614,216, together with accrued interest of $22,113, became due and payable. However, on October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys will be able to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States.

In addition, we owe a former attorney the sum of  approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the outstanding balance of mining rights or to make the payment required under the second amended agreement with our former attorneys.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the nine months ended February 28, 2013, we sold 4,209,999 shares of our common stock and 2,105,000 warrants with terms of 6 months or 12 months and exercise prices ranging between $0.10 and $0.22, for total cash proceeds of $392,000 and we received $23,624 from the exercise of 155,986 warrants that were exercised at $0.15 and $0.16 per share.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2012

Revenue
We earned no revenue in either the three months ended February 28, 2013 or February 29, 2012 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended February 28, 2013, we recognized expenses of $32,066, net of $240,000 credit for the  cancellation of 1,000,000 shares of our common stock issued in a previous quarter.  This net amount of $32,066 represents a $270,084 reduction from $302,150 incurred in the three months ending February 29, 2012.

Interest expense (net)
During the three months ended February 28, 2013, we incurred interest expense (net) of $55,414 compared to $65,461 during the three months ended February 29, 2012, a decrease of $10,047, or 15%.

The decrease is due to reductions in the balances of convertible notes payable outstanding between the two periods. As at June 1, 2011, we had $2,717,500 convertible notes payable outstanding on which we were accruing interest of 16%. Following the conversion of the majority of these convertible notes payable into shares of our common stock, by June 1, 2012 we had just $575,000 convertible notes payable outstanding on which we were accruing interest of 16%.  This reduction in the interest we are accruing on our outstanding convertible notes payable was offset by the fact that since May 23, 2012 we have been accruing interest at 5% on the $1,614,216 we owe to our former attorneys.

Net loss
The net income for the three months ended February 28, 2013 was $92,520 compared to a loss of $367,611 during the three months ended February 29, 2012, a change of $460,131 due to the factors discussed above.

NINE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2012

Revenue
We earned no revenue in either the nine months ended February 28, 2013 or February 29, 2012 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the nine months ended February 28, 2013, we incurred general and administrative expenses of $4,679,291, compared to the $1,440,175 incurred in the nine months ending February 29, 2012, an increase of $3,219,226.  The increase relates primarily to the non cash expense of $3,228,097 incurred based on the agreement to issue 14,105,485 five year warrants with an exercise price of $0.40 as payment to an investment banking firm.

Interest expense (net)
During the nine months ended February 28, 2013, we incurred interest expense (net) of $169,113 compared to $375,686 during the nine months ended February 29, 2012, a decrease of $206,573, or 55%.

The decrease is due to reduction in the balances of convertible notes payable outstanding between the two periods. As at June 1, 2011, we had $2,717,500 convertible notes payable outstanding on which we were accruing interest of 16%. Following the conversion of the majority of these convertible notes payable into shares of our common stock, by June 1, 2012 we had just $575,000 convertible notes payable outstanding on which we were accruing interest of 16%.  This reduction in the interest we are accruing on our outstanding convertible notes payable was offset by the fact that since May 23, 2012 we have been accruing interest at 5% on the $1,614,216 we owe to our former attorneys.

Net loss
The net loss for the nine months ended February 28, 2013 was $4,648,404 compared to $1,815,861 during the nine months ended February 29, 2012, an increase of $2,832,543 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2012

Net cash flow used in operations in the nine months ended February 28, 2013 was $514,794 compared to $640,847 for the nine months ended February 29, 2012, a decrease of $126,053, or 20%.

In the nine months ended February 28, 2013, our net loss was $4,648,404 which was offset by $3,578,947 in non cash items and a change in operating assets and liabilities of $554,663 to arrive at net cash used in operations of $514,794. By comparison, in the nine months ended February 29, 2012, our net loss was $1,815,861 which was offset by $952,092 in noncash items and a positive movement in operating assets and liabilities of $222,919 to arrive at net cash used in operations of $640,847.

No cash flow was provided by, or used in, investing activities during the six months ended February 28, 2013 or February 29, 2012.

Net cash flow generated from financing activities was $415,624 in the nine months ended February 28, 2013 compared to $503,750 for the nine months ended February 29, 2012, a decrease of $88,126 or 17%.

During the nine months ended February 28, 2013 we received $392,000 from the sale of shares of our common stock and warrants and $23,624 from the exercise of warrants. This compares with $365,000 that we received from the sale of shares of our common stock and warrants and $138,750 from the exercise of warrants during the nine months ended February 29, 2012.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 28, 2013.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2013.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended February 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended February 28, 2013, we received $392,000 from the sale of 4,209,999 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant was between $0.10 and $0.22 and the term of the warrant was either six or twelve months. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at February 28, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $332,734 totaling $907,734.

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

During the nine month periods ending February 28, 2013 and February 29, 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during such periods.

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
Date: April 19, 2013

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: April 19, 2013