Form 10-K
period 2013-05-31
U S PRECIOUS METALS INC
filed 2013-09-13
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,032,444 at November 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 123,681,244 shares of common stock issued and outstanding as of September 6, 2013.

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

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2013

TABLE OF CONTENTS

PART I		Page
ITEM NO.
1	BUSINESS	3
1A	RISK FACTORS	8
1B	UNRESOLVED STAFF COMMENTS	19
2	PROPERTIES	19
3	LEGAL PROCEEDINGS	22
4	MINE SAFETY DISCLOSURES	23

PART II
5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24
6	SELECTED FINANCIAL DATA	27
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
9A	CONTROLS AND PROCEDURES	36
9B	OTHER INFORMATION	37

PART III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37
11	EXECUTIVE COMPENSATION	41
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	45
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

PART IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	48
	SIGNATURES	80

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

As mentioned, we have completed a total of twenty five drill holes. Of the total, five holes have not shown significant mineralization.  As part of our core drilling program approximately 7,300 meters of core samples were produced. The core samples are sent to our core laboratory in Morelia where the samples are logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is processed, prepared and shipped to facility in Vancouver, Canada. The information from the core logs and assays are then plotted on cross sections and plan maps are generated by the geologic staff and the data is entered into a computer modeling program so that analyses can be made by our staff

During the later part of fiscal 2010 and through the current fiscal year, we were unable to raise sufficient funds to complete the entire proposed 2010 drill program. During the current fiscal year, we also experienced a substantial change in management. Our current management believes that our property is highly prospective and will continue to invest resources into the exploration of the Solidaridad Property. Subject to the availability of funds, we expect to further define through surface exploration and additional drilling the mineral potential of the Explored Area, as well as determine whether the Unexplored Area contains mineralized material.  Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. However, we will need to conduct further exploration and field mapping before we finalize our decisions as to target locations.

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

We believe that an expanded exploration and possibly a drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock is thinly traded, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations and to support our exploration and drilling program on the Solidaridad Property, we also may consider a small exploitation program on the Explored Area. In order to implement such exploitation program, we will be required to raise sufficient funds. On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company (“Mesa Acquisitions”), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company’s Mexican mining concessions (See “Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Events”). While we have not commenced an exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permit from the Mexican government. (See “Government Regulations and Permits” below for a more detailed discussion of the regulations, rules and directives imposed by the Mexican government). We believe a more comprehensive understanding of the estimated mineralized material on the property and a Prefeasibility Study, followed by a Feasibility Study, would allow the Company more options as we look to monetize the value of the mineralized materials. The Prefeasibility Study is an industry standard report that would assess our estimates of mineralized material by evaluating and analyzing the core, assay results, maps, ore calculations, metallurgical testing and geologic data against accepted standards. This study will substantiate or question the validity of our exploration data. If our data is substantiated and we have sufficient funding, we currently plan to move toward producing a Feasibility Study. A Feasibility Study would analyze the potential economics of exploiting the mineralized material from the Solidaridad Property, the infrastructure necessary to mine and produce metals, the available markets for the metals, the taxation requirements and the environmental and socio-economic impact for the State of Michoacán, Mexico. We believe this study would provide sufficient information about the potential value and exploitability of the mineralized material to assist us in determining whether we could seek bank financing or additional debt or equity investment through the public markets and on what terms.

Our options for our mining property may include, but are not limited to, entering into a joint venture with an operating company, including Mesa Acquisitions as described herein, permitting an operating company to undertake exploration work at the Solidaridad Property, seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets. Of course there can be no guarantee that we will be able to raise sufficient capital to execute our current business plan or remain in business, or that if we do obtain sufficient funding, that our estimates of mineralized material will increase or that circumstances or market conditions will be sufficient to allow us to benefit from any of these options.

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

In June 2011, we completed a Technical Report on its mining property located in Michaocan, Mexico (“Technical Report”). The Technical Report is entitled PRECIOUS AND BASE METALS DEPOSIT AT LA SABILA RANCH IN SOUTHERN MICHOACAN, MEXICO. The Technical Report has been authored jointly as Qualified Persons by Michael Floersch of Applied Minerals, Inc., Thompson Falls, Montana and Betty Gibbs of Gibbs Associates, Boulder, Colorado. The Company believes that the Technical Report is compliant with National Instrument 43-101 –Standards of Disclosure for Mineral Projects implemented by the Canadian Securities Administrators, however, the Company has not filed its report with any Canadian authority to determine compliance. Moreover, the Technical Report has not been reviewed and/or accepted by any Canadian or US regulatory authority. Please refer to the Company Form 8-K filed on June 9, 2011 or to the Company’s website for a complete copy of the Technical Report (usprgold.com).

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

Because we have employees in Mexico, we are also subject to regulations affecting employee pay, benefits and the like. These laws are different in Mexico than they are in the U.S. and can be more costly to the Company.

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

OUR COMPANY HAS LIMITED OPERATING HISTORY MAKING AN EVALUATION OF THE COMPANY DIFFICULT.
The Company has only had limited operations to date and requires additional financing for working capital, exploration and mining initiatives, including its proposed exploration program on the Solidaridad Property.  While the results of an initial geological study conducted by two independent geologists on the property appear to be promising, nonetheless it may be difficult for the Company to attract funding necessary to conduct additional exploration activities on the property.  The Company cannot predict whether its exploration program will be successful.  Moreover, no assurances can be given that, even with a capital infusion, the Company will be able to successfully and profitably develop the Solidaridad Property.

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2013, have a working capital deficit of $3,844,147, accumulated losses of $28,977,646 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months. Accordingly, the opinion of our auditors for the years ended May 31, 2013 and 2012 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING
Our independent registered public accounting firm’s report to our audited financial statements for the fiscal year ended May 31, 2013, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due convertible note obligations ($930,923) and a past due liability to our former attorneys ($1,696,253), which collectively total $2,627,176. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

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

SIGNIFICANT DEBT OBLIGATIONS
As of May 31, 2013, we have significant current debt obligations.  The amount includes $930,923 in obligations resulting from the issuance of convertible debt instruments during 2009 and 2010 all of which are past due. In addition on May 24, 2011, we settled outstanding litigation with our former attorneys. This settlement requires us to pay, absent certain funding accelerations, a total of $1,614,216 in four equal incremental payments, beginning in May 2012 followed by subsequent payment every 90 days. Prior to the litigation, we entered into a Pledge and Payment Agreements in January 2011 with our former attorneys to secure approximately $2 million in legal fees wherein we pledged and created a lien on our Solidaridad Property in favor of our former attorneys. The agreement also imposed certain other conditions and restrictions on our company and our operations. Our new management initiated litigation against our former attorneys which resulted in the May 2011 Settlement Agreement. We amended our Settlement Agreement and Payment Agreement with our former attorneys on May 23, 2012. As result of the amendment, the payment of the initial installment of $403,554 originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012.

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at May 31, 2013 was $1,696,253.

In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

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

RELIANCE ON THIRD PARTY FOR EXPLORATION/DEVELOPMENT EFFORTS
On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company (“Contractor”), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. The agreement provides for the exploration and potential development of a portion of our Solidaridad Property by the Contractor, subject to certain conditions, including the results of the satellite imaging to be conducted. (See “Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Events”). Notwithstanding the positive results of the satellite imaging program, if any, the Contractor’s inability to proceed with the further exploration and/or development of our mining property as required under our agreement for any reason, including financial, will have a negative impact on us and our operations.

THE EXPLORATION INDUSTRY IS CAPITAL INTENSIVE AND HIGH RISK
The industry within which the Company expects to engage in is historically capital intensive and of high risk.  The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to explore the Solidaridad Property and ability to discover viable and economic mineralized material.  The ability to discover such mineralized materials are subject to numerous factors, most of which are beyond the Company’s control and are not predictable.  Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Any exploration program entails risks relating to:

-	The ability to discover economic ore deposits;
-	The subsurface location of economic ore deposits;
-	The development of appropriate metallurgical processes;
-	The receipt of necessary governmental approval; and
-	The construction of mining and processing facilities at any site chosen for mining.

In addition, the commercial viability of a mineral deposit is dependent on a number of factors including:

-	The current market price of the respective commodities;
-	Exchange rates among the various countries, such as the United States, Mexico and any third party purchaser; and
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

WE ARE REQUIRED TO MAKE PAYMENTS TO RETAIN THE SOLIDARIDAD CONCESSIONS
Our ability to retain good title to the Solidaridad Concessions and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our rights in one or more of our concessions.

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

In the event of a dispute regarding title to the Solidaridad Concessions or any facet of our operations, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country (See Risk Factor - Existing Litigation and Item 3. - Legal Proceedings).

EXISTING LITIGATION
As disclosed herein in Item 3. - Legal Proceeding of this Part, on April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit by Mr. Israel Tentory Garcia (“Plaintiff”) regarding one of our mining concessions. Plaintiff alleges that a $1 million payment was due and payable on or about 2009 under a pre-existing agreement with Plaintiff and others,  and that ownership of the mining concession should revert back to him.

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

On May 21, 2013, we were informed by our Mexican counsel that the Court issued a ruling dismissing the lawsuit filed by Plaintiff against our subsidiary, US Precious Metals SA de CV. The Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to Plaintiff’s for any of such claims. Our Mexican counsel has informed us that Plaintiff has the right to appeal the ruling, however, we will vigorously contest any such appeal. In June 2013, Plaintiff filed an appeal of the Court ruling described in the preceding sentence and we filed a responsive brief in support of our position. On August 14, 2013, we were informed that the Court dismissed Plaintiff’s appeal without prejudice. According to our Mexican counsel, Plaintiff maintains the right to re-file his lawsuit against our subsidiary, US Precious Metals SA de CV.

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

WE ARE DEPENDENT UPON OUR OFFICERS
The Company is dependent on its current officers, directors, and consultants to effectuate many of the Company’s services and plans for the implementation of the Company’s proposed activities and business.  The Company’s former President and current director has significant experience in the area of exploring for and/or mining precious metals.  None of our officers or board members has made any long term commitment to the Company.  If one or more of these individuals were to resign, there is no guarantee that we could replace them with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

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

CERTAIN OF OUR OFFICERS MAY HAVE CONFLICTS OF INTEREST
Certain conflicts of interest exist with respect to management and the operations of the Company, including our recent transaction with Resource Technology Group Corporation.  Although management has committed to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters.  Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company.

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

Name of Concession	Title Number	Hectares	Date Acquired	Expiration Date
Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053
Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053
Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053
Solidaridad II, Fraction B	220505	0.0072	August 14, 2003	August 13, 2053
Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054
Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053
Solidaridad V (also known as Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054
La Sabila	227272	11,405.000	June 2, 2006	June 1, 2056

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

Office Facilities
In August 2011, we relocated our headquarters from Lake Mary, Florida to Lithia, Florida to the premises of our then Chairman. The space was rent free based on an oral arrangement between the parties.

During the first fiscal quarter of 2012, we relocated our headquarters from Lithia, Florida to Odessa, Missouri to the premises of one of our directors and our then President. The space was rent free based on an oral arrangement between the parties.

During July 2012, we relocated our headquarters from Odessa, Missouri to Marlboro, New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors.

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expired February 1, 2013 and effective February 1, 2013, we extended the lease for a one year term to February 1, 2014 at a monthly rental payment of $2,234.

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

On May 21, 2013, we were informed by our Mexican counsel that the Court issued a ruling dismissing the lawsuit filed by Plaintiff against our subsidiary, US Precious Metals SA de CV. The Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to Plaintiff’s for any of such claims. In June 2013, Plaintiff filed an appeal of the Court ruling described in the preceding sentence and we filed a responsive brief in support of our position. On August 14, 2013, we were informed that the Court dismissed Plaintiff’s appeal without prejudice. According to our Mexican counsel, Plaintiff maintains the right to re-file his lawsuit against our subsidiary, US Precious Metals SA de CV., however, we will vigorously contest any such appeal.

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

During the twelve months ending May 31, 2013 and 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the twelve months ending May 31, 2013 and 2012.

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

Quarterly Period	High	Low
Fiscal year ended May 31, 2012:
First Quarter	0.38	0.05
Second Quarter	0.50	0.12
Third Quarter	0.38	0.13
Fourth Quarter	0.34	0.09

Fiscal year ended May 31, 2013:
First Quarter	0.20	0.10
Second Quarter	0.27	0.09
Third Quarter	0.26	0.16
Fourth Quarter	0.27	0.10

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

Holders

As of May 31, 2013, there were approximately 329 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name.”

Warrants Outstanding

As of May 31, 2013, there were warrants to purchase 7,827,180 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended May 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	16,500,000(1)(2)	0.13	3,500,000(3)

Equity compensation plans not approved by security holders	0		0

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

d. During the year ended May 31, 2013, 2,000,000 fully vested stock options valued at $420,995 were issued, 1,000,000 to each of two newly appointed directors with exercise prices of $0.19 and $0.25. The Company also issued 1,000,000 fully vested stock options valued at $114,682 to a newly appointed officer of the Company with an exercise price of $0.12.

(2). The amount includes 3,000,000 stock options granted to consultants for 1,000,000 each exercise prices of $0.065, $0.07 and $0.185.

(3). Represents the number of stock options and warrants remaining in the 2007 Stock Option Plan.

Recent Sales of Unregistered Equity Securities

During the three months ending May 31, 2013, we issued 15,075,714 shares of common stock and 1,270,000 stock purchase warrants as follows:

Between March 27, 2013 and May 22, 2013, we issued units consisting of 2,540,000 shares of our common stock and 1,270,000 stock purchase warrants to three investors for cash consideration of $195,500. Units were sold at $0.075 and $0.10 per unit and the stock purchase warrants have terms of 6 or 12 months and exercise prices of $0.125 or $0.15. Each stock purchase warrant enables to holder to acquire one share of common stock.

Between March 12, 2013 and May 7, 2013, we issued 2,000,000 shares of our common stock valued at $360,000 to three consultants who performed services for us. The shares were issued at $0.10 and $0.19 per share.

On April 2, 2013, an option holder exercised 1,000,000 stock options with an exercise price of $0.065 on a cashless basis to acquire 535,714 shares of our common stock.

On May 22, 2013, we issued 10,000,000 shares of our common stock valued at $1.9 million to a company in connection with the exploration, and potentially the development, of a portion of our Solidaridad Property.

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we have expensed significant expenditures during the fiscal year 2013, most of our investment in mining properties do not appear as an asset on our balance sheet.

During the year ended May 31, 2013:

-
we sold 6,750,000 shares of our common stock and warrants to purchase 3,375,000 shares of our common stock or total cash proceeds of $587,500. Shares were sold at prices between $0.075 and $0.15. The warrants had terms of 6 or 12 months and exercise prices or between $0.10 and $0.22.

-	155,986 warrants were exercised at $0.15 and $0.16 per share for total cash proceeds of $23,624.

-	we converted a convertible note with a principal balance of $15,000 and accrued interest of $8,107 into 77,124 shares of our common stock at $0.30 per share.

-	we issued 740,571 shares of our common stock on the cashless exercise of 1,438,466 stock options.

-	we issued 1,750,000 shares of our common stock, valued at $315,000, as compensation to our directors.

-	we issued 2,000,000 shares of our common stock, valued at $360,000, as compensation to consultants for services they had provided to us

-	we issued 10,000,000 shares of our common stock valued at $1.9 million to a company in connection with the exploration, and potentially the development, of a portion of our Solidaridad Property.

Recent Events

Effective June 13, 2012, as indicated above, our board of directors approved the issuance a total of 1,750,000 shares of our common stock, valued at $315,000, as compensation to our directors. Each of our seven directors received 250,000 shares of our common stock as compensation.

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

The funding, if received, would have been used by us to further develop our approximately 37,000 contiguous acres of mining concessions located in the State of Michoacán, Mexico (“Concessions”). In addition, in exchange for receipt of the $100 million the investor party would have received 49% of the Concessions. As stated above,  we are obligated to issue 1 million shares of our common stock, valued at $240,000,  to PE Group when we signed an investment banking agreement with the Firm.  While we subsequently signed an investment banking agreement with the Firm, it is our position that the investment banking agreement was not of the nature contemplated in the letter of intent. Consequently, as a result of that fact and other concerns, a dispute exists with respect to the issuance of the one million shares to the  PE Group, and we have not issued the shares to the PE Group and are not currently reflected in our financial statements.

One of our directors serves as a director of PE Group.

On November 29, 2012, we entered into an Exclusive Investment Banking Agreement (‘the Agreement”) with a prominent, New York investment banking firm (“Firm”). The Firm is a FINRA/SEC registered broker/dealer. Under the agreement, the Firm agreed to provide a range of investment advisory services to us, including the introduction to potential lenders, investors and acquiring entities. The agreement contemplates potential equity financings, business combinations and/or asset sales, and/or debt financings. Under the agreement, we paid a non-refundable retainer in the amount of $50,000 and agreed to issue the Firm an initial stock purchase warrant to purchase 9.99% of our fully diluted shares of common stock as of the date of the Agreement. The initial warrant has a term of five years with a per share exercise price of $0.40. The term of the agreement is one year with successive yearly renewals.

This agreement was subsequently terminated on March 12, 2013 pursuant to a Termination Agreement and Mutual Release with the Firm. Under the termination agreement, the Firm returned $20,000 of the retainer and no further consideration will be issued to the Firm by us.

In December 2012, three million shares of our common stock previously issued to a consultant in May 2011 at a value of $180,000 were returned to us by the consultant and we cancelled such shares.

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The total number of shares issuable to the RTC shareholders may be reduced as described below. RTC maintains three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership (“PP LP”). The ore supply agreements and the Toll Processing Agreement enables RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

The Plasma Plant and Plasma Processing.
PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The parties believe that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expects to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.

Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. Plasmafication™ is unique to the mining industry, and the parties believe that this process will yield significantly greater processing returns than milling processes currently employed in the mining industry. Current milling methods will recover the desired mineral down to a certain particle size (ie 300 or 600 mesh) based on the parameters of the existing machinery. However, conventional processes are not highly effective in recovering precious metals from highly complex ore structures. The high temperatures of plasma processing separate the metals from the substrate and turns organics from a solid to a gas. The metalloid fractions are then sent through a hydraulic cooling system to produce ore pellets. Secondary and tertiary processing is then applied to further recover and refine the desired precious metal constituents.

Ore Supply Agreements.
RTC holds ore supply agreements and arrangements with three, separate third parties, two of whom are from domestic mining properties and the third is from a mining property located in the Far East. Each of the ore concentrate suppliers have agreed to split the revenues post plasma processing three equal ways among the ore supplier, RTC and PP LP. Under the Plasmafication Toll Processing Agreement discussed below, PP LP will bear the costs and expense of the plasma processing.

Plasmafication™ Toll Processing Agreement.
The Toll Processing Agreement between PP LP and RTC provides that PP LP will provide a range of services, including the Plasmafication™ of the RTC concentrate from the ore supply contracts. These services will be provided at the sole cost and expense of PP LP. The agreement further provides for an initial processing capacity of 5 tons/day of RTC concentrate for approximately 200 days per annum. PP LP will be required to upgrade its current plant to achieve this processing rate which as mentioned above is expected to occur within 90 to 120 days. These upgrades are expected to bring the total processing rate of the plant to about 9 tons/day. The agreement allows for an increased capacity to process 10 tons/day of RTC concentrate for approximately 300 days per annum. In order to achieve this rate, total plant capacity will have to be increased to about 29 tons/day.

PP LP has guaranteed a benchmark run of 5 tons/day for 20 consecutive days (“Benchmark Run”) with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The guarantee is limited to the proportionate reduction of the number of shares of USPR common stock issuable to the RTC shareholders (as described below). The benchmark run must be completed prior to June 1, 2014.

PP LP and RTC have agreed to split any costs required to ship the RTC concentrate to the plasma facility in California, among other terms and conditions.

Share Exchange Agreement.
As stated above, pursuant to the Share Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding shares of RTC (“RTC Shares”) from the RTC shareholders in exchange for 300 million shares of common stock of the Company (“USPR Shares”). The RTC Shares and the USPR Shares issuable to the respective parties will be held in escrow and the USPR shares issuable to the RTC shareholders may be reduced as stated herein. While the shares are in escrow, voting rights will remain with the named party. The agreement provides that if the Benchmark Run does not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The closing of the transactions contemplated by the Agreement will occur no later than June 1, 2014. The agreement contains customary representations and warranties by all parties.

The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without a proportionate reduction in the USPR Shares, Wolz, Titan and Mercury each will receive 150 million shares, 75 million shares and 75 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

The Share Exchange Agreement was approved an independent committee of Directors, consisting of John Gildea, Daniel Luciano, and Dave Burney, subject however to shareholder approval. In addition to normal closing conditions, the Company will be required to obtain shareholder approval of the transaction, as well as shareholder approval to increase its authorized shares necessary to complete the transaction. The Company intends to seek shareholder approval in the immediate future. The Company cannot predict whether it will successful in closing the transaction with RTC.

On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company (“Contractor”), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company’s Mexican mining concessions. The Company maintains approximately 37,000 acres of mining concessions located in the State of Michoacán, Mexico, and the agreement covers the Solidaridad I & II mining concessions (or approximately 5,000 acres). Under the agreement, Contractor has agreed to perform the various mining services in three, separate phases described below:

Ø
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

Ø
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 1 is approximately $400,000.

Ø
Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

The estimated costs for the construction of the processing plant is approximately $40 million.

Contractor will be responsible for the costs and expenses of; the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for Phases 1 and 2, the Company issued to Contractor 10 million shares of its common stock.

Phase 3. As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the mining and milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company’s Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock held or to be received by the Chairman.

The parties will be obligated to share in the mining and processing costs and revenues generated from any ore processing on a proportionate basis, that is 70% to the Company and 30% to Contractor.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

The Company cannot predict the results of the satellite imaging to be undertaken by Contractor. If the results of such imaging are such that Contractor elects not to proceed with Phase 2 and/or Phase 3, such event will have a negative impact on the Company. Moreover, notwithstanding the positive results from the satellite imaging program, if any, the Company can not predict whether the Contractor will be successful in developing the Solidaridad I & II mining concessions.

On July 9, 2013, our Board of Directors approved and recommended that the Company increase its authorized shares of common stock from 150,000,000 to 475,000,000 and that the proposed action be submitted to a vote of its shareholders. The purpose of the action is to enable us to complete the Share Exchange Agreement with Resource Technology Corporation pursuant to which the Company will be required to issue 300,000,000 shares of its common stock to the shareholders of Resource Technology Corporation (“RTC Transaction”) (See Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2013). The Share Exchange Agreement was previously approved by an independent committee of Directors, however subject to subsequent approval of the Company’s shareholders. The record date established by the Board of Directors was July 9, 2013.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2013, have a working capital deficit of $3,844,147, accumulated losses of $28,977,646 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $355,923 totaling $930,923.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at May 31, 2013 was $1,696,253.

In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, make the payment required under the amended agreement with our former attorneys or pay the arbitration award to the other former attorney.

These conditions raise substantial doubt about our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended May 31, 2013 and 2012, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

For the fiscal years ended May 31, 2013 and May 31, 2012 respectively, we raised $587,500 and $615,000 from the sale of shares of our common stock and $23,624 and $138,850 from the exercise of warrants. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2013 COMPARED TO YEAR ENDED MAY 31, 2012

Revenue

We did not earn any revenues during the years ending May 31, 2013 and 2012.

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

Operating expenses

We incurred operating expenses in the amount of $4,213,963 and $2,453,863 during the year ended May 31, 2013 and 2012, respectively.  The increase in expenses of $1,760,100 is largely due to our issuance of 10,000,000 shares of our common stock valued at $1.9 million to a company in connection with the exploration, and potentially the development, of a portion of our Solidaridad Property.

Operating Loss

We incurred an operating loss of $4,213,963 and $2,453,863 respectively for the twelve months ended May 31, 2013 and 2012 due to the factors discussed above.

Interest Expense

Interest expense for the years ended May 31, 2013 and 2012 was $213,054 and $432,716 respectively, a decrease of $219,662

The decrease in interest expense for the current annual period compared with the prior annual period was due to the fact that debt discount of $157,996 was amortized in 2012 that was not amortized in 2013 and the principal balance on which interest was accrued was substantially lower in 2013 than in 2012, as $2,142,500 of promissory notes were converted into equity during the course of 2012.

Loss Before Income Taxes

We incurred losses before income taxes of $4,427,017 and $2,886,579 respectively for the twelve months ended May 31, 2013 and 2012 due to the factors discussed above.

Provision for Income Taxes

We incurred taxable losses in both the twelve months ended May 31, 2013 and 2012 and consequently no provision was required for income taxes in either year.

Net Loss

The Company incurred net losses of $4,427,017 and $2,886,579 respectively for the twelve months ended May 31, 2012 and 2011 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE YEAR ENDED MAY 31, 2013 COMPARED TO YEAR ENDED MAY 31, 2012

Net cash flow used in operations in the year ended May 31, 2013 was $699,076 compared to $823,632 for year ended May 31, 2012, a decrease of $124,556, or 15%.

In the year ended May 31, 2013, our net loss was $4,427,017 which was offset by $3,127,149 in non cash items and a positive movement in operating assets and liabilities of $600,792 to arrive at net cash used in operations of $699,076. By comparison, in the year ended May 31, 2012, our net loss was $2,886,579 which was offset by $1,887,416 in non cash items and a positive movement in operating assets and liabilities of $175,531 to arrive at net cash used in operations of $823,632.

Net cash flow used in investing activities in the fiscal years ended May 31, 2013 and May 31, 2013 2012 was $0.

Net cash flow generated from financing activities was $611,098 in the year ended May 31, 2013 compared to $753,750 for the year ended May 31, 2012, a decrease of $142,712, or 19%. In the year ended May 31, 2013, we generated net cash of $587,474 from the sale of shares of our common stock, and $23,624 through the exercise of our warrants. By comparison, in the year ended May 31, 2012, we generated net cash of $615,000 from the sale of shares of our common stock, and $138,750 through the exercise of our warrants

Off-Balance Sheet Arrangements

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2013 and 2012, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

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

The financial statements required by this Item are set forth on page 50 below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2013, our internal control over financial reporting was not effective based on these criteria.

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

Name	Age	Title
Gennaro (Jerry) Pane	50	Chief Executive Officer, Acting Chief Finanical Officer and Director
Hans H. Hertell	62	President and Director
David W. Burney	61	Director
Sheldon Baer	73	Director
John Gildea	41	Director
Daniel H. Luciano	61	Director
Chad Altieri	32	Director
Edgar Choueiri	59	Director
Daniel Joonsikk Moon	65	Former President and Director
Ruben Fiqueredo	60	Chief Operating Officer

Gennaro (Jerry) Pane.  Mr. Pane was appointed as a Director of the Company in 2007 and as Chief Executive Officer of the Company on October 3, 2011.  He is currently acting Chief Financial Officer of the Company. Since 2002, he has been a partner in Madison Trading, LLC, and since 2006 a partner in LeTigre Clothing line.  In addition, he has been an owner of several small businesses in the hospitality industry.

Hans H. Hertell. Ambassador Hans H. Hertell was appointed to the Company’s Board of Directors on May 31, 2013, and was appointed President of the Company effective September 4, 2013. Mr. Hertell is an attorney with over 30 years experience in government, public affairs, business, and banking, Ambassador Hans H. Hertell was sworn in as the United States Ambassador to the Dominican Republic on November 8, 2001. At the time, the Dominican Republic was the fourth largest trading partner of the United States in the Western Hemisphere after Canada, Brazil and Mexico and the largest economy in Central America and the Caribbean. When he finished his tour on May 1, 2007, Ambassador Hertell was the second longest serving U.S. Ambassador in the world. Since 2008 to the present, he has been Chairman and Chief Executive Officer of The Hertell Group LLC, an international consulting company with offices in San Juan, Puerto Rico. From 1992 to 1996 Ambassador Hertell was Managing Director of Latin America and the Caribbean for Black, Kelly, Scruggs and Healey, a government and public affairs company based in Washington, D.C. He was responsible for all aspects of the firm's activities in Latin America and the Caribbean. In that capacity, Ambassador Hertell represented several Fortune 50 companies as well as governments in the region. Previously, he was Chief Executive Officer and Chairman of Ponce Federal Bank (NYSE), one of the largest publicly traded corporations in the Caribbean, with $1.3 billion in assets. Ambassador Hertell was also one of the founding partners of the third largest full service law firm in Puerto Rico, Goldman, Antonetti, Ferraiuoli, Axtmayer and Hertell.

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

John Gildea. Mr. Gildea was appointed to the Company’s Board of Directors on January 6, 2011. From 1998 to 2007, Mr. Gildea worked in various capacities with Allied Irish Bank plc. In 2007, Mr. Gildea is the founder and Director of SGG Enterprises, Dublin, Ireland, which provides venture capital and management restructuring services, to public and private companies..

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

Edgar Choueiri. Professor Choueiri was appointed to the Company’s Board of Directors on May 15, 2013. Professor Choueiri is one of the world’s leading authorities on plasma technology. Currently, he is Director of Princeton University's Program in Engineering Physics, and Director of Princeton's Electric Propulsion and Plasma Dynamics Laboratory (EPPDyL) and has held those positions since 2008. He is tenured Full Professor in the Applied Physics Group at the Mechanical and Aerospace Engineering Department, and associated faculty at the Astrophysical Sciences Dept./Program in Plasma Physics at Princeton University. He holds a PhD in Aerospace Engineering/Plasma Science (1991) from Princeton University. He has been the Principle Investigator (PI) in charge of directing and managing 40 competitively selected research projects, funded by NASA, AFOSR, the National Science Foundation, and other governmental and private institutions. He has been PI and Co-PI on two space experimentson board the Space Shuttle and the Russian scientific spacecraft APEX. Professor Choueiri's laboratory (EPPDyL) at Princeton University, a recognized center of excellence in research in the field of advanced spacecraft propulsion, has been continuously funded by NASA since he became EPPDyL's Chief Scientist in 1996.

Daniel Joonsikk Moon. Mr. Moon was appointed as a Director of the Company on December 29, 2011 and President of the Company on June 13, 2012. Mr. Moon resigned as President of the Company on September 4, 2013, however he remains as a director of the Company. Mr. Moon has been President and Chief Executive Officer of LUCKY TCL from 1993 to the present. LUCKY TCL, with offices in Beijing, Hong Kong and Seoul, core business is designing and manufacturing smelters for the mining industry with a primary focus on gold, copper and iron ores. From 1996 to present, Mr. Moon also has been President and Chief Executive Officer of FLAMBAU Ltd, a commodity trading business located in Hong Kong. Mr. Moon is a graduate of Han Yang University, Seoul Korea with a degree in architectural engineering and also is a graduate from South Dakota State University with a degree in Civil Engineering.

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

Conflicts of Interest; Lack of Employment Contracts

All of the Company’s officers are not full time employees and are involved in other outside business activities, including, at least one other publicly held company. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers, other than Mr. Hans H. Hertell, the Company’s President. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company (See “Item 13 - Certain Relationships and Related Transactions, and Director Independence”).

None of our employees have employment contracts, other than Mr. Hans H. Hertell (See “Item 13 - Certain Relationships and Related Transactions, and Director Independence”). Accordingly, other than Mr. Hertell, our officers can terminate their employment at anytime. Mr. Hertell’s employment agreement may be terminated by either party with 10 days prior written notice. Therefore, if any or all of our officers were terminated, their employment replacements may be difficult to find, and it could have a material adverse effect on our business plans.

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

Based solely on the Company’s review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2013, the Company’s directors, officers and Beneficial Owners were not in compliance with all Section 16(a) filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

-	our principal executive officer;
-	our principal financial officer
-	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2013; and
-	who we will collectively refer to as the “Named Executive Officers” for the fiscal year ended May 31, 2013.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Non-Qualified Compensation Deferred Earnings		All Other Compensation
position	Ended	($)	($)	($)	($)	($)	($)	$	($)	Total ($)
Gennaro (Jerry) Pane, CEO and acting CFO (1)	2013	0	0	0	0	0	0		0	0
	2012	0	0	0	90,000	0	0		0	90,000
David Cutler, former CFO (2)	2013	0	0	0	0	0	0		60,000	60,000
	2012	0	0	0	80,000	0	0		30,000	110,000
Juan Serrat, COO (3)	2013	180,000	60,000	0	35,628	0	0		0	275,628
	2012	9,863	3,288	0	164,371	0	0		0	177,522
Ruben Fiqueredo, CTO (4)	2013	180,000	60,000	0	35,628	0	0		0	275,628
	2012	9,863	3,288	0	164,371	0	0		0	177,522

(1) Mr. Pane was appointed as our Chief Executive Officer on October 3, 2011. As consideration for his services in such capacity, Mr. Pane was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.20 per share. Mr. Pane is our acting Chief Financial Officer.

(2) Mr. Cutler was appointed as our Chief Financial Officer on November 29, 2011. As consideration for his services in such capacity, Mr. Cutler was paid a monthly consulting fee of $5,000 and was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.18 per share. On July 17, 2013, Mr. Cutler resigned as our Chief Financial Officer.

(3) Mr. Serrat was appointed our Chief Operating Officer on May 11, 2012. Mr. Serrat is to be paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. Payment of the salary is deferred until the Company receives sufficient funding to support the salary requirement. Mr. Serrat also was granted five year, stock options to purchase 1,000,000 shares of our common stock at $0.16 per share, which vested immediately and stock options to purchase a further 250,000 shares of our common stock, also at $0.16 per share, but subject to a 6 month vesting period.

(4) Mr. Fiqueredo was appointed our Chief Technical Officer on May 11, 2012. Mr. Fiqueredo is paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. Payment of the salary is deferred until the Company receives sufficient funding to support the salary requirement. Mr. Fiqueredo also was granted five year, stock options to purchase 1,000,000 shares of our common stock at $0.16 per share, which vested immediately and stock options to purchase a further 250,000 shares of our common stock, also at $0.16 per share, but subject to a 6 month vesting period.

As of the date of this Report, the Company has no written or oral agreements with any of its officers regarding compensation or any other form of remuneration, and has no compensation or remuneration of any kind due or accrued and unpaid to any officer other than as indicated above. Any compensation paid to an officer is a result of an agreement between the parties.

Director Compensation
Except as stated herein, the directors receive no monetary compensation for their work for the Company during the year ended May 31, 2013.

The following Director Compensation Table lists all compensation (cash, equity or other) received by each person in their respective capacity as a director during the fiscal year ended May 31, 2013:

Name	Fees Earned or Paid in Cash $	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David W. Burney	-	45,000	-	-	-	-	45,000
Gennaro (Jerry) Pane	-	45,000	-	-	-	-	45,000
Sheldon Baer	-	45,000	-	-	-	-	45,000
Daniel Luciano	-	45,000	-	-	-	-	45,000
John Gildea	-	45,000	-	-	-	-	45,000
Daniel Moon	-	45,000	-	-	-	-	45,000
Chad Altieri	-	45,000	-	-	-	-	45,000
Edgar Choueiri (1)	-	-	239,123	-	-	-	239,123
Hans H. Hertell (2)	-	-	181,872	-	-	-	181,872

(1) Professor Choueiri was appointed a director on May 15, 2013. Professor Choueiri was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.25 per share.

(2) Ambassador Hans H. Hertell was appointed as a director on May 31, 2013. Ambassador Hans H. Hertell was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.19 per share.

(3) During the year ended May 31, 2013, we issued to our directors a total of 1,750,000 shares of common stock, collectively valued at $315,000. Each of our directors at the time received 250,000 shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. As of September 6, 2013, there were a total of 121,781,244 shares of our common stock, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each individual is our address, 176 Route 9 North, Suite 306, Marlboro, New Jersey, 07728. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder we assumed the exercise and conversion of all outstanding options and convertible promissory notes owned by such shareholders.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class*
5% Holders

George Mesa (2) 201 South Biscayne Blvd. Miami, Fl 33131	Common	11,000,000	8.9%

Mesa Acquisitions Group, LLC (3) 201 South Biscayne Blvd. Miami, Fl 33131	Common	10,000,000	8.2%

The Hertell Group, LLC (14) 206 Tetuan San Juan, Puerto Rico	Common	9,000,000	6.9%

Officer and Directors

Gennaro Pane (4)	Common	3,950,000	3.0%
Sheldon Baer (5)	Common	2,521,395	1.9%
Dave Burney (6)	Common	2,450,000	1.8%
Daniel H. Luciano (7)	Common	1,844,000	1.3%
John Gildea (8)	Common	1,750,000	1.2%
Daniel Moon (9)	Common	1,500,000	1.0%
Chad Altieri (10)	Common	1,500,000	1.0%
Juan Serrat (11)	Common	1,250,000	1.0%
Ruben Fiqueredo (12)	Common	1,250,000	1.0%
Edgar Choueiri (13)	Common	1,250,000	0.8%
Hans H. Hertell (14)	Common	10,250,000	7.6%
All officers and directors (11 persons)	Common	29,515,395	21%

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

(2) The principal shareholder and principal officer of the reporting person is Mr. George Messa.

(3) Represents 10,000,000 shares of common stock owned by a company controlled by the reporting person and stock options to acquire 1,000,000 shares held by the reporting person.

(4)  Represents stock options to acquire 1,500,000 shares held by the reporting person, 2,200,000 shares held by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(5) Represents stock options to acquire 1,000,000 shares held by the reporting person, 1,271,395 shares held by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(6) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,200,000 shares held by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(7) Represents stock options to acquire 1,000,000 shares held by the reporting person and 594,000 shares of common stock owned by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(8) Represents stock options to acquire 1,000,000 shares held by the reporting person and 500,000 shares of common stock owned by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(9) Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares of common stock owned by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(10) Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares of common stock owned by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(11) Represents stock options to acquire 1,250,000 shares held by the reporting person.

(12) Represents stock options to acquire 1,250,000 shares held by the reporting person.

(13) Represents stock options to acquire 1,000,000 shares held by the reporting person, and a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period.

(14) Represents stock options to acquire 1,000,000 shares held by the reporting person, a stock grant in the amount of 250,000 shares to be issued to the reporting person as a Company director for the 2013 period, and 9,000,000 shares of common stock issuable to the Hertell Group, LLC under a consulting agreement with the Company. Mr. Hertell is Chairman and Chief Executive Officer of The Hertell Group LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

Details of securities authorized for issuance under equity compensation plans are provided in Note 9 – Shareholder’s Deficit of our audited financial statements on page 67 below.

As of May 31, 2013, 16,500,000 stock options remain outstanding, of which 10,500,000 are held by former and existing directors, 4,000,000 are held by officers of the Company and 2,000,000 held by consultants to the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 4, 2013, we appointed Mr. Hans H. Hertell as the Company’s President, and in connection with such appointment, Daniel Moon resigned as the Company’s President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. (“Hertell Group”). Mr. Hertell is the sole officer and member of Hertell Group. The effective date of both agreements is August 28, 2013.

Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months (“Performance Event”), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock (“Stock Grant”), which shall vest immediately. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock which will be issued immediately. The term of the Consulting Agreement is three years.

On September 4, 2013, the Company’s Board of Directors approved a stock grant of 250,000 shares of common stock issuable to each member of the Board of Directors on such date. A total of 2,000,000 shares of common stock are issuable as of such stock grant.

During the year ended May 31, 2013, the Company issued to its directors a total of 1,750,000 shares of common stock, valued at $315,000, and 2,000,000 stock options, valued at $420,995. Each director received 250,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total).

On March 19, 2013, Mr. Jerry Pane, our Chief Executive Officer and a director of the Company, advanced to us $50,000 by way of loan. The loan was unsecured, interest free and repayable on demand. The loan was repaid as follows: $10,000 of the loan was repaid on March 25, 2013, $20,000 of the loan was repaid on April 15, 2013 and the remaining $20,000 balance of the loan was repaid on April 19, 2013.

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corporation, a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without a proportionate reduction in the USPR Shares, Wolz, Titan and Mercury each will receive 150 million shares, 75 million shares and 75 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

On May 22, 2013, the Company issued 10,000,000 shares of its common stock valued at $1.9 million to a company in connection with the exploration, and potentially the development, of a portion of our Solidaridad Property. In addition, in 2013, we issued 1,000,000 fully vested stock options valued at $114,682 to the principal of this company as consideration for acting as Director of Security of our Solidaridad Property.

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

Director independence

Our common stock is quoted on the OTC-QB interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Except as stated herein, we have not entered into an employment agreement or consulting agreement with our board of directors and executive officers.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2012 and 2011:

Fee Category	Fiscal Year 2013 Fees (Estimate)	Fiscal Year 2012 Fees
Audit Fees	$35,500	$34,105
Audit Related Fees	0	0
Tax Fees	6,000	5,400
All Other Fees	0	0
Total Fees	$41,500	$39,605

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	File Date	Filed herewith
3.1	Certificate of Incorporation for the Company	10-SB	3 (i)(a)	04/23/2004
3.2	Amended and Restated Certificate of Incorporation for the Company	10-SB	3(i)(b)	04/23/2004
3.3	Articles of U.S. Precious Metals de Mexico, S.A. de C.V.	10-SB	3(i)(c)	04/23/2004
3.4	Bylaws of the Company	10-SB	3(ii)(a)	04/23/2004
3.5	Amended and Restated Bylaws of the Company	8-K	3.1	12/03/2008
3.6	Certificate of Designations of Series A Preferred Stock	8-A	3.1	03/19/2009
4.2	Rights Agreement dated March 17, 2009, by and between the Company and Interwest Transfer Company, Inc., as rights agent	8-A	4.1	03/19/2009
10.1	2007 Stock Option Plan	PRE 14A	App. A	05/20/2008
10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007	10-K	10.2	09/16/2009
10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation)	10-K	10.3	09/16/2009
10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009	10-K	10.4	09/16/2009
10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation)	10-K	10.5	09/16/2009
10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico	10-K	10.6	09/16/2009
10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation)	10-K	10.7	09/16/2009

10.8	Payment Agreement and General Release		10.1	01/19/2010
10.9	Pledge Agreement		10.2	01/19/2010
10.10	Pledge Agreement (English Translation)		10.3	01/19/2010
10.11	Stock Exchange Agreement dated May 11, 2012 by and between US Precious Metals, Inc., Resource Technology Corp. and the Shareholders of Resource Technology Corp.	8-K	10.11	5/17/2013
10.12	Escrow Agreement by and between US Precious Metals, Inc., Resource Technology Corp. and the Shareholders of Resource Technology Corp. and the Escrow Agent.	8-K	10.12	5/17/2013
10.13	Mining Services Contract by and between US Precious Metals, Inc. and Mesa Acquisitions LLC.	8-K	10.13	5/29/2013
10.14	Employment Agreement dated August 28, 2013 by and between US Precious Metals, Inc., and Hans H. Hertell.	8-K	10.14	9/10/2013
10.15	Consultant Agreement dated August 28, 2013 by and between US Precious Metals, Inc., and Hertell Group, LLC.	8-K	10.15	9/10/2013
14.	Code of Ethics	10-K	14	9/14/2010
16.1	Letter dated March 9, 2009 from Robert Jeffrey, to the Securities Exchange Commission		16.1	03/10/2009
21.1	List of Subsidiaries of the Company				X
31	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				X
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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
MAY 31, 2013

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. (an exploration stage company) as of May 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from January 21, 1998 (date of Inception of exploration stage) to May 31, 2013. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, and for the period from January 21, 1998 (date of Inception of exploration stage) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 3, at May 31, 2013 the Company had no established source of revenues, a working capital deficit of $3,844,147 and had accumulated losses of  $28,977,046 since Inception (January 21, 1998). These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Jeffrey & Company, Certified Public Accountants
Wayne, New Jersey
September 13, 2012

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	May 31, 2012
ASSETS
Current Assets:
Cash	$28,691	$116,669
Prepaid and other current assets	8,762	14,117
Total current assets	37,453	130,786

Fixed Assets, net	35,653	45,762

Other Assets:
Investment in mining rights	155,331	155,331
Deposits	2,090	4,423
Total other assets	157,421	159,754

Total Assets	$230,527	$336,302

LIABILITES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,950,677	$2,357,575
Convertible notes payable	930,923	838,923
Total current liabilities	3,881,600	3,196,498

Commitments and Contingencies
Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value: no shares issued or outstanding	-	-

Common stock: authorized 150,000,000 of $0.00001 par value , issued and outstanding 121,781,244 and 103,307,633 shares, respectively	1,218	1,033
Additional paid in capital	25,325,355	21,689,400
Deficit accumulated during exploration stage	(28,977,646)	(24,550,629)
Total stockholders' deficit	(3,651,073)	(2,860,196)

Total Liabilities and Stockholders' Deficit	$230,527	$336,302

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage) to May 31,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses	4,213,963	2,453,863	28,131,929
Debt reduction through legal settlements	-	-	(692,315)
Operating Loss	(4,213,963)	(2,453,863)	(27,439,614)

Other Income (Expense):
Interest income	-	-	17,960
Interest expense	(213,054)	(432,716)	(1,555,992)
Net other expense	(213,054)	(432,716)	(1,538,032)

Loss before income taxes	(4,427,017)	(2,886,579)	(28,977,646)
Provision for income taxes	-	-	-
Net Loss	$(4,427,017)	$(2,886,579)	$(28,977,646)

Net Loss per Share - Basic and Diluted	$(0.04)	$(0.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted	107,467,729	92,563,149

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013

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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO MAY 31, 2013
CONCLUDED

	Common Stock		Additional Paid In	Deficit AccumulatedDuring Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012 (carried forward)	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

Shares issued for cash	6,750,000	68	587,406	-	587,474

Shares issued as compensation	1,750,000	17	314,983	-	315,000

Shares issued for services	12,000,000	120	2,259,880	-	2,260,000

Shares rescinded for services	(3,000,000)	(30)	(179,970)	-	(180,000)

Notes converted for shares	77,024	1	23,107	-	23,108

Warrants exercised	155,986	2	23,623	-	23,625

Cashless exercise of stock options	740,571	7	(7)	-	0

Stock options issued	-	-	606,933	-	606,933

Net loss for the year	-	-	-	(4,427,017)	(4,427,017)

Balance, May 31 2013	121,781,244	1,218	25,325,355	(28,977,646)	(3,651,073)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		January 21, 1998 (Date of Inception of Exploration Stage) to May 31,
	2013	2012	2013
Operating Activities:
Net Loss	$(4,427,017)	$(2,886,579)	$(28,977,646)
Adjustments required to reconcile net loss net cash issued by operating activities:

Charges not requiring the use of cash:
Depreciation	10,109	20,702	98,739
Shares and warrants issued for services	315,000	345,000	8,457,555
Share and option based compensation	2,686,933	1,164,619	8,048,208
Amortization of debt discount	-	157,996	358,400
Debt reductions through legal settlements	-	-	(692,315)
Bad debt expense	-	-	109,259
Accrued interest on convertible notes	115,107	199,099	977,217

Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,355	13,394	(90,651)
Deposits	2,333	905	(2,136)
Accounts payable and accrued expenses	593,104	161,232	3,804,220
Net Cash Used in Operating Activities	(699,076)	(823,632)	(7,909,150)

Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by the affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	-	(444,255)

Financing Activities:
Proceeds from sales of common stock	587,474	615,000	5,192,724
Proceeds from exercises of warrants	23,624	138,750	429,872
Proceeds from convertible notes	-	-	2,757,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	611,098	753,750	8,382,096

Net increase (decrease) in cash balance	(87,978)	(69,882)	28,691
Cash balance, beginning of period	116,669	186,551	-

Cash balance, end of period	$28,691	$116,669	$28,691

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

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
May 31, 2013

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

Mining rights do not automatically grant the holder the right to enter or use the surface land of the property where such mining concessions are located. In order to access the surface land, the holder must obtain permission from the surface owner. The Company currently has secured access rights to the portions of the Solidaridad Property where its concessions Solidaridad I, Solidaridad III, and Solidaridad V are located by way of a written agreement entered into by and between its Mexican Subsidiary and the owners of the portions of the Solidaridad Property where these concessions are located. This agreement requires the Company to pay an annual rent to the landowner. The Company is in the process of securing, but has not yet secured, access rights to the other portions of the Solidaridad Property, which it plans to do in the future in connection with any decision to begin exploration and/or exploitation of those areas. If the Company is ultimately unable to receive access, or unable to receive access at a reasonable price, it may affect the ability of the Company to explore for, or exploit, mineralized material from those areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From Inception (January 21, 1998) to May 31, 2013, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining rights, drilling, mapping, and assaying.  No revenue had been realized through May 31, 2013.  The Company has incurred cash and non-cash losses to May 31, 2013 of $28,977,646.

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
May 31, 2013

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

f. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts payable, and convertible notes payable, approximate their fair values at May 31, 2013.  The carrying amount of convertible notes payable approximates their fair value due to their short term maturities.

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

As of May 31, 2013, none of the mine concessions met the requirements for qualification as having proven reserves.

j. Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2013 and 2012, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

j. Income Taxes cont.

The Company files an income tax return in the U.S. federal jurisdiction and Florida.  Tax returns since fiscal 2009 remain open for examination.  The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes”.  The Company’s estimate of the potential outcome of any uncertain tax issues is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time.  The Company uses a more likely than not threshold for financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  To the extent that our assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.  At May 31, 2013 and 2012, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of May 31, 2013 and 2012, no interest and penalties related to uncertain tax positions had been accrued.

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

m. Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with topic 23 of the Accounting Standards Codification, ("ASC"),  Earning Per Share (Topic 260), which requires the  presentation of both basic and diluted  earnings per share ("EPS") on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2013 and 2012 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company’s common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company has incurred losses from operations.  At May 31, 2013 and 2012, there were 24,327,180 and 20,746,549 options and warrants to purchase common stock.

n. Segment Reporting

Management treats the operation of the Company as one segment.

o. Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended May 31, 2013 and 2012, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

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
May 31, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

p. Foreign Currency Translation cont.

The accounts of the Mexican Sub are remeasured in US dollars as follows:

(a) Monetary assets and liabilities, are translated based on the rates of exchange in effect at the balance sheet dates.

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

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2013, have a working capital deficit of $3,844,147, accumulated losses of $28,977,646 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $355,923 totaling $930,923.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

3.	GOING CONCERN AND LIQUIDITY CONT.

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at May 31, 2013 was $1,696,253.

In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, make the payment required under the amended agreement with our former attorneys or pay the arbitration award to the other former attorney.

These conditions raise substantial doubt about our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended May 31, 2013 and 2012, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

4.	SUPPLEMENTAL CASHFLOWS INFORMATION

	Year Ended May 31,
	2013	2012

Income taxes paid	$-	$-
Interest paid	$-	$-

Liabilities settled for shares of common stock

77,024 shares of common stock issued on conversion of:
convertible note payable	$15,000	$-
accrued interest	8,107	-
13,960,588 shares of common stock issued on conversion of:
convertible note payable	-	2,142,500
accrued interest	-	588,886

Total liabilities settled for shares of common stock	$23,107	$2,731,386

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

5.	FIXED ASSETS

As at May 31, 2013 and 2012, fixed assets consisted of the following:

	May 31, 2013	May 31, 2012
Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total fixed assets - cost	134,392	134,392
Less accumulated depreciation	(98,739)	(88,630)
Total fixed assets - net	$35,653	$45,762

Depreciation expense was $10,109 and $20,702 for the twelve months ended May 31, 2013 and 2012 respectively.

6.	CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2011	$2,717,500	$(157,996)	$653,710	$3,213,214
Issued in period	-	-	-	-
Converted into shares of common stock	(2,142,500)	-	(588,886)	(2,731,386)
Accretion of debt discount	-	157,996	-	157,996
Interest accrued	-	-	199,099	199,099

May 31, 2012	575,000	-	263,923	838,923
Adjustment	15,000	-	7,239	22,239
Converted into shares of common stock	(15,000)	-	(8,107)	(23,107)
Accretion of debt discount	-	-	-	-
Interest accrued	-	-	92,868	92,868
May 31, 2013	$575,000	$-	$355,923	$930,923

The Notes bear simple interest at an annual rate of 16%. The Notes may be converted into the shares of our common stock at the option of the Note Holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

As at May 31, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $355,923 totaling $930,923.

7.	INCOME TAXES

The Company has experienced losses since inception. As a result, it has incurred no income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years;  The Mexican equivalent of the Internal Revenue Code allows NOL's to be carried forward for ten years. The total of these NOL's at May 31, 2012 was $3,358,381 in Mexico and $25,575,447
 in the U.S. The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by valuation allowances.

Under provisions of pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded noncurrent deferred tax assets as presented below. This valuation allowance increased during 2013 by $1,401,889 in the U.S., and by $91,153 in Mexico, the result of adding the potential benefit losses of the year ended May 31, 2013.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

7.	INCOME TAXES CONT.

	U.S.	MEXICO
Deferred Tax Assets	$8,695,363	$1,020,394
Valuation Allowance	(8,695,363)	(1,020,394)
Balance Recognized	$-	$-

If not used, these carryforwards will expire during years ended May 31, as listed below:

	U.S.		MEXICO
2014	$		$67,322
2015			48,610
2016			60,203
2017			140,009
2018			457,312
2019			497,434
2020			500,548
2021			915,800
2022			367,300
2023		156,754	303,843
2024		245,805
2025		177,483
2026		219,811
2027		840,457
2028		4,195,302
2029		6,577,826
2030		4,353,164
2031		2,167,277
2032		2,519,279
2033		4,123,174

A reconciliation of the taxes calculated using statutory rates to pretax losses with the provisions for income taxes is presented below.

	2013	2012
Taxes calculated using statutory rate	$1,493,032	$(966,745)
Tax effect of net operating losses	(1,493,032)	966,745
Provision for income taxes	$-	$-

A Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use any given year upon the occurrence of certain events, including significant changes in ownership interest.  Consequently in the event we completed the Share Exchange Agreement with RTC, our ability to use these losses would be substantially restricted by the impact of section 382 of the Internal Revenues Code.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

8.	COMMITMENTS AND CONTINGENCIES

During the first fiscal quarter of 2012, we relocated our headquarters from Lithia, Florida to Odessa, Missouri, the premises of one of our directors and our then President. The space was rent free based on an oral arrangement between the parties.  Again, if rent were charged, the amount would not be material.

During July 2012, we relocated our headquarters from Odessa, Missouri to Marlboro New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors.

Leases – Mexican Operation
The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico. This lease expired February 1, 2013 and effective February 1, 2013 we extended the lease for a one year term to February 1, 2014 at a monthly rental payment of $2,234.

Mining rights
The Company is required to make payments to the Mexican government on a semi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2013 the Company made payments of $106,394 to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2014.

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
May 31, 2013

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

On May 21, 2013, we were informed by our Mexican counsel that the Court issued a ruling dismissing the lawsuit filed by Plaintiff against our subsidiary, US Precious Metals SA de CV. The Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to Plaintiff’s for any of such claims. In June 2013, Plaintiff filed an appeal of the Court ruling described in the preceding sentence and we filed a responsive brief in support of our position.  On August 14, 2013, we were informed that the Court dismissed Plaintiff’s appeal without prejudice. According to our Mexican counsel, Plaintiff maintains the right to re-file his lawsuit against our subsidiary, US Precious Metals SA de CV.

9.	SHAREHOLDERS’ DEFICIT

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of 0.00001 per share.

The Company has not assigned any specific rights to the preferred stock, nor has any preferred stock been issued in the period from Inception (January 21, 1998) to May 31, 2013.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

9.	SHAREHOLDERS’ DEFICIT CONT.

Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.00001 per share.

The following shares of common stock and warrants were issued and warrants cancelled in the twelve months ending May 31, 2013 and 2012:
	Common Stock	Warrants
May 31, 2011	78,100,646	5,546,549
Issued for cash proceeds of $615,000	6,221,429	3,110,715
Issued to directors as compensation valued at $175,000	1,750,000	-
Issued on the exercise of stock options – cashless exercise	350,000	-
Issued to consultants as compensation valued at $345,000	1,450,000	-
Issued on conversion of notes payable with principal balances of $2,142,500 and accrued interest of $588,856	13,960,558	-
Warrant issued to existing shareholder	-	500,000
Warrants exercised at $0.05 and $0.25 for $138,750	1,475,000	(1,475,000)
Warrants expired, unexercised	-	(1,874,099)

May 31, 2012	103,307,663	5,808,165

Issued for cash consideration of $587,474	6,750,000	3,375,000
Issued to directors at a value of $315,000	1,750,000	-
Issued on the exercise of stock options – cashless exercise	740,571	-
Issued to consultants as compensation valued at $2,260,000	12,000,000	-
Recession of shares previously issued for services	(3,000,000)	-
Issued on conversion of notes payable with principal balances of $15,000 and accrued interest of $8,107	77,024	-
Warrants exercised at $0.16 and $0.25 for $23,625	155,986	(155,985)
Warrants expired, unexercised		(1,200,000)
May 31, 2013	121,781,244	7,827,180

During the year ended December 31, 2013:

i)	we issued 1,000,000 shares of our common stock valued at $240,000 to a financial institution to assist us in fund raising. These shares were subsequently cancelled during the year,

ii)
we issued warrants to acquire 14,168,772 shares of our common stock valued at $3,228,097 to a financial institution to assist us in fund raising. These warrants were subsequently cancelled during the year, and

iii)	we extended the term of 4 existing warrants for a total of 3,785,715 shares by 12 months as an incentive for exiting investors to make further investments in the Company.

The following table summarizes information about warrants outstanding at May 31, 2013:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months
$0.075	666,666	4.7
$0.10	1,480,000	3.4
$0.125	503,334	5.4
$0.15	2,775,001	2.4
$0.16	924,797	26.9
$0.20	66,667	9.0
$0.22	125,000	0.3
$0.25	1,285,715	1.3
	7,827,180	5.7

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

9.	SHAREHOLDERS’ DEFICIT CONT.

Stock Options

In August 2008, the shareholders of the Company approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

The following schedule presents the activity of Company options during the years ended May 31, 2013 and 2012:

	# of Options	Weighted-Average Exercise Price
Options outstanding, May 31, 2011	11,000,000	$0.06
Granted	6,500,000	0.17
Exercised	(561,534)	(0.06)
Cancelled or forfeited	(2,000,000)	0.06
Options outstanding, May 31, 2012	14,938,466	$0.11
Granted	3,000,000	0.19
Exercised	(1,438,466)	(0.065)
Cancelled or forfeited	-	-
Options outstanding, May 31, 2013	16,500,000	$0.13
Options vested at May 31, 2013	16,500,000	$0.13

The following table summarizes information about stock options outstanding at May 31, 2013:

Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable(1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	6,000,000	$750,000	2.8
$0.07	1,000,000	120,000	2.3
$0.12	1,000,000	70,000	4.3
$0.16	3,500,000	105,000	3.9
$0.18	1,500,000	15,000	3.7
$0.185	1,000,000	5,000	3.4
$0.19	1,000,000	-	5.0
$0.20	500,000	-	3.3
$0.25	1,000,000	-	5.0
	16,500,000	$1,065,000	3.5

Based on closing share price of $0.19 at close of business on May 31, 2013

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

9.	SHAREHOLDERS’ DEFICIT CONT.

The total fair value of options issued during the years ended May 31, 2013 and 2012 were $535,677 and $1,059,999 respectively.

The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the twelve months ending May 31, 2013:

Weighted-average risk-free interest rate	0.59 – 1.05%
Weighted-average expected life	5 yrs
Weighted-average expected volatility	180% - 401%
Weighted-average expected dividends	$ 0

The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

10.	RELATED PARTY TRANSACTIONS

On September 4, 2013, we appointed Mr. Hans H. Hertell as the Company’s President, and in connection with such appointment, Daniel Moon resigned as the Company’s President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. (“Hertell Group”). Mr. Hertell is the sole officer and member of Hertell Group. The effective date of both agreements is August 28, 2013.

Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months (“Performance Event”), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock (“Stock Grant”), which shall vest immediately. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock which will be issued immediately. The term of the Consulting Agreement is three years.

On September 4, 2013, the Company’s Board of Directors approved a stock grant of 250,000 shares of common stock issuable to each member of the Board of Directors on such date. A total of 2,000,000 shares of common stock are issuable as of such stock grant.

During the year ended May 31, 2013, the Company issued to its directors a total of 1,750,000 shares of common stock, valued at $315,000, and 2,000,000 stock options, valued at $420,995. Each director received 250,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total). The Company also issued 1,000,000 fully vested stock options valued at $114,682 to a newly appointed officer of the Company.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

On March 19, 2013 Mr. Gennoro Pane, our Chief Executive Officer and a director of the Company, advanced to us $50,000 by way of loan. The loan was unsecured, interest free and repayable on demand.

The loan was repaid as follows: $10,000 of the loan was repaid on March 25, 2013, $20,000 of the loan was repaid on April 15, 2013 and the remaining $20,000 balance of the loan was repaid on April 19, 2013.

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without a proportionate reduction in the USPR Shares, Wolz, Titan and Mercury each will receive 150 million shares, 75 million shares and 75 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP. On September 10, 2013, the Company amended its Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of “Exchange Shares” as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

On May 22, 2013, the Company issued 10,000,000 shares of its common stock valued at $1.9 million to a company in connection with the exploration, and potentially the development, of a portion of our Solidaridad Property. In addition, in 2013, we issued 1,000,000 fully vested stock options valued at $114,682 to the principal of this company as consideration for acting as Director of Security of our Solidaridad Property.

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

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The total number of shares issuable to the RTC shareholders may be reduced as described below. RTC maintains three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership (“PP LP”). The ore supply agreements and the Toll Processing Agreement enables RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

The Plasma Plant and Plasma Processing.
PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The parties believe that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expects to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. Plasmafication™ is unique to the mining industry, and the parties believe that this process will yield significantly greater processing returns than milling processes currently employed in the mining industry. Current milling methods will recover the desired mineral down to a certain particle size (ie 300 or 600 mesh) based on the parameters of the existing machinery. However, conventional processes are not highly effective in recovering precious metals from highly complex ore structures. The high temperatures of plasma processing separate the metals from the substrate and turns organics from a solid to a gas. The metalloid fractions are then sent through a hydraulic cooling system to produce dore pellets. Secondary and tertiary processing is then applied to further recover and refine the desired precious metal constituents.

Ore Supply Agreements.
RTC holds ore supply agreements and arrangements with three, separate third parties, two of whom are from domestic mining properties and the third is from a mining property located in the Far East. Each of the ore concentrate suppliers have agreed to split the revenues post plasma processing three equal ways among the ore supplier, RTC and PP LP. Under the Plasmafication Toll Processing Agreement discussed below, PP LP will bear the costs and expense of the plasma processing.

Plasmafication™ Toll Processing Agreement.
The Toll Processing Agreement between PP LP and RTC provides that PP LP will provide a range of services, including the Plasmafication™ of the RTC concentrate from the ore supply contracts. These services will be provided at the sole cost and expense of PP LP. The agreement further provides for an initial processing capacity of 5 tons/day of RTC concentrate for approximately 200 days per annum. PP LP will be required to upgrade its current plant to achieve this processing rate which as mentioned above is expected to occur within 90 to 120 days. These upgrades are expected to bring the total processing rate of the plant to about 9 tons/day. The agreement allows for an increased capacity to process 10 tons/day of RTC concentrate for approximately 300 days per annum. In order to achieve this rate, total plant capacity will have to be increased to about 29 tons/day.

PP LP has guaranteed a benchmark run of 5 tons/day for 20 consecutive days (“Benchmark Run”) with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The guarantee is limited to the proportionate reduction of the number of shares of USPR common stock issuable to the RTC shareholders (as described below). The benchmark run must be completed prior to June 1, 2014.

PP LP and RTC have agreed to split any costs required to ship the RTC concentrate to the plasma facility in California, among other terms and conditions.

Share Exchange Agreement.
As stated above, pursuant to the Share Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding shares of RTC (“RTC Shares”) from the RTC shareholders in exchange for 300 million shares of common stock of the Company (“USPR Shares”). The RTC Shares and the USPR Shares issuable to the respective parties will be held in escrow and the USPR shares issuable to the RTC shareholders may be reduced as stated herein. While the shares are in escrow, voting rights will remain with the named party. The agreement provides that if the Benchmark Run does not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The closing of the transactions contemplated by the Agreement will occur no later than June 1, 2014. The agreement contains customary representations and warranties by all parties. On September 10, 2013, the Company amended its Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of “Exchange Shares” as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without a proportionate reduction in the USPR Shares, Wolz, Titan and Mercury each will receive 150 million shares, 75 million shares and 75 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

The Share Exchange Agreement was approved by an independent committee of Directors, consisting of John Gildea, Daniel Luciano, and Dave Burney, subject however to shareholder approval. In addition to normal closing conditions, the Company will be required to obtain shareholder approval of the transaction, as well as shareholder approval to increase its authorized shares by an amount necessary to complete the transaction. The Company intends to seek shareholder approval in the immediate future.

The Company cannot predict whether it will be successful in closing the transaction with RTC.

On May 22, 2013, US Precious Metals, Inc. (“Company”) entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company (“Contractor”), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company’s Mexican mining concessions. The Company maintains approximately 37,000 acres of mining concessions located in the State of Michoacán, Mexico, and the agreement covers the Solidaridad I & II mining concessions (or approximately 5,000 acres). Under the agreement, Contractor has agreed to perform the various mining services in three, separate phases described below:

Ø
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000..

Ø
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

Ø	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

The estimated costs for the construction of the processing plant is approximately $40 million.

Contractor will be responsible for the costs and expenses of  the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by the parties, subject, however, to the results of the satellite imaging. Actual mining and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for Phases 1 and 2, the Company will issue to Contractor 10 million shares of its common stock.

Phase 3. As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the mining and milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company’s Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock held by the Chairman.

The parties will be obligated to share in the mining and processing costs and revenues generated from any ore processing on a proportionate basis, that is 70% to the Company and 30% to Contractor.

The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to each agreement which are filed as an exhibit hereto and incorporated herein for all purposes.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

The Company cannot predict the results of the satellite imaging to be undertaken by Contractor. If the results of such imaging are such that Contractor elects not to proceed with Phase 2 and/or Phase 3, such event will have a negative impact on the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has no established source of revenues, experienced continuing losses, a working capital deficit of $3,844,147 accumulated losses of $28,977,646 since Inception (January 21, 1998), recurring negative cash flows from operations, and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  We are in default on repayment of our convertible note obligations ($930,923) and a past due liability to our former attorneys ($1,696,253) which collectively total $2,627,176. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

11.	SUBSEQUENT EVENTS

On July 9, 2012, the Company’s Board of Directors approved and recommended that the Company increase its authorized shares of common stock from 150,000,000 to 475,000,000 and that the proposed action be submitted to a vote of its shareholders. The purpose of the action is to enable to Company to complete the Share Exchange Agreement with Resource Technology Corporation pursuant to which the Company will be required to issue 300,000,000 shares of its common stock to the shareholders of Resource Technology Corporation (“RTC Transaction”) (See Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2013). The Share Exchange Agreement was previously approved by an independent committee of Directors, however subject to subsequent approval of the Company’s shareholders. The record date established by the Board of Directors was July 9, 2013, however, it was subsequently changed by the Board of Directors to September 16, 2013 (“Record Date”).

The Company intends to seek the written consent of stockholders as of September 16, 2013 holding in excess of a majority of the voting stock to affect the Proposed Actions. If the proposed action were not adopted by written consent, it would have been required to be considered by the Company’s stockholders at special stockholders meeting.

The Company intends to file a notice to non-voting stockholders in the form of a Schedule 14C Information Statement. Pursuant to Section 228 of the DGCL, no advance notice is required to be provided to the other stockholders; who have not consented in writing to such action, of the taking of the stated corporate action without a meeting of stockholders. No additional action will be undertaken pursuant to such written consents, and no dissenters’ rights under the DGCL are afforded to the company stockholders as a result of the action to be taken.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

On July 17, 2013, Mr. David Cutler resigned in his capacity as Chief Financial Officer of the Company. Mr. Cutler did not resign over any disagreement with the Company on any matter relating to our operations, policies or practices. Mr. Cutler was initially hired as the Company’s Chief Financial Officer on a part time basis on November 29, 2011. He will continue to provide ongoing financial consulting services for the Company until such time as the Company hires a full time chief financial officer.

Between June 13, 2013 and August 23, 2013, the Company issued 1.9 million shares of its common stock, together with warrants to buy 950,000 shares of its common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

On July 17, 2013, we entered into a convertible loan note for $100,000. The loan note has a 12 month term, bears interest of 12% and, after six months from issuance is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above in Note 10 Related Party Transactions, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

On July 31, 2013, we entered into a convertible loan note for $100,000. The loan note has a 12 month term, bears interest of 12% and, after six months from issuance is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days. We paid commissions to a FINRA broker/dealer in the amount of $8,000 in respect of this loan.

On September 4, 2013, we appointed Mr. Hans H. Hertell as the Company’s President, and in connection with such appointment, Daniel Moon resigned as the Company’s President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. (“Hertell Group”). Mr. Hertell is the sole officer and member of Hertell Group. The effective date of both agreements is August 28, 2013.

Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months (“Performance Event”), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock (“Stock Grant”), which shall vest immediately. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock which will be issued immediately. The term of the Consulting Agreement is three years.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

On September 4, 2013, the Company’s Board of directors approved a stock grant of 250,000 shares of common stock issuable to each member of the Board of Directors on such date. A total of 2,250,000 shares of common stock are issuable as of such stock grant.

On September 10, 2013, the Company amended its Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of “Exchange Shares” as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 230,000,000 shares of USPR common stock.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after May 31, 2013 for which disclosure is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ Gennaro(Jerry) Pane
Name: Gennaro (Jerry) Pane
Title: Chief Executive Officer and Acting Chief Financial Officer
Date: September 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J Moon	Director	September 12, 2013
Daniel J Moon

/s/ David W. Burney	Director	September 12, 2013
David W. Burney

/s/ Sheldon Baer	Director	September 12, 2013
Sheldon Baer

/s/ Gennaro (Jerry) Pane	Chief Executive Officer, Acting Chief Financial Officer and Director	September 12, 2013
Gennaro (Jerry) Pane

/s/ Daniel H. Luciano	Director	September 12, 2013
Daniel H. Luciano

/s/ John Gildea	Director	September 12, 2013
John Gildea

/s/ Chad Altieri	Director	September 12, 2013
Chad Altieri

/s/ Edgar Choueiri	Director	September 12, 2013
Edgar Choueiri

/s/ Hans H Hertell	President and Director	September 12, 2013
Hans H Hertell