Form 10-K/A
period 2013-05-31
U S PRECIOUS METALS INC
filed 2013-09-16
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
Adjustments required to reconcile net loss net cash used by operating activities:

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

7.	INCOME TAXES CONT.

	U.S.	MEXICO
Deferred Tax Assets	$8,695,363	$1,020,394
Valuation Allowance	(8,695,363)	(1,020,394)
Balance Recognized	$-	$-

If not used, these carryforwards will expire during years ended May 31, as listed below:

	U.S.		MEXICO
2014	$		$67,322
2015			48,610
2016			60,203
2017			140,009
2018			457,312
2019			497,434
2020			500,548
2021			915,800
2022			367,300
2023		156,754	303,843
2024		245,805
2025		177,483
2026		219,811
2027		840,457
2028		4,195,302
2029		6,577,826
2030		4,353,164
2031		2,167,277
2032		2,519,279
2033		4,123,174

A reconciliation of the taxes calculated using statutory rates to pretax losses with the provisions for income taxes is presented below.

	2013	2012
Taxes calculated using statutory rate	$(1,493,032)	$(966,745)
Tax effect of net operating losses	1,493,032	966,745
Provision for income taxes	$-	$-

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

10.	RELATED PARTY TRANSACTIONS cont.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

10.	RELATED PARTY TRANSACTIONS cont.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

10.	RELATED PARTY TRANSACTIONS cont.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

10.	RELATED PARTY TRANSACTIONS cont.

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

The Company intends to seek the written consent of stockholders as of September 16, 2013 holding in excess of a majority of the voting stock to affect the proposed action. If the proposed action were not adopted by written consent, it would have been required to be considered by the Company’s stockholders at special stockholders meeting.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

11.	SUBSEQUENT EVENTS cont.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

11.	SUBSEQUENT EVENTS cont.

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