Form 10-Q
period 2013-08-31
U S PRECIOUS METALS INC
filed 2013-10-21
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	AUGUST 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

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
☐ Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,814,318 shares of common stock issued and outstanding as of October 18, 2013.

U.S.PRECIOUS METALS, INC.
INDEX

PART 1: FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	10

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES.	35

PART 2: OTHER INFORMATION	36

ITEM 1. LEGAL PROCEEDINGS	36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3. DEFAULT OF SENIOR SECURITIES	37

ITEM 4. MINING SAFETY DISCLOSURES	37

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS	37

SIGNATURES	38

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$25,524	$28,691
Prepaid and other current assets	7,875	8,762
Total current assets	33,399	37,453

Property and equipment, net	33,125	35,653

Other Assets
Investment in mining rights and other	157,273	157,421

Total Assets	$223,797	$230,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,054,806	$2,950,677
Convertible notes payable	1,067,344	930,923
Derivative liability on short term convertible note payable	219,675	-
Total current liabilities	4,341,825	3,881,600

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 123,681,244 and 121,781,244 shares issued and outstanding respectively	1,237	1,218
Additional paid in capital	25,515,336	25,325,355
Deficit accumulated during exploration stage	(29,634,601)	(28,977,646)
Total stockholders’ deficit	(4,118,028)	(3,651,073)

Total Liabilities and Stockholders’ Deficit	$223,797	$230,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,		January 21, 1998 (Date of Inception)to August 31,
	2013	2012	2013

Revenues	$-	$-	$-

Costs and Expenses
General and administrative	462,716	693,422	28,594,645
Debt reduction through legal settlement	-	-	(692,315)
Operating Loss	(462,716)	(693,422)	(27,902,330)

Other Income (Expense):
Change in derivative liability	(47,908)	-	(47,908)
Interest expense (net)	(146,331)	(55,943)	(1,684,363)
Total other income (expense)	(194,239)	(55,943)	(1,732,271)

Loss before income taxes	(656,955)	(749,365)	(29,634,601)

Provision for income taxes	-	-	-

Net loss	$(656,955)	$(749,365)	$(29,634,601)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding	122,407,059	105,197,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2001	$-	$-	$-	$-	$-
Shares issued to incorporator	1,961,184	19	(19)	-	-

Balance, May 31, 2002	1,961,184	19	(19)	-	-

Sales of common stock	5,000,000	50	124,950	-	125,000
Shares issued for services	13,100,000	131	133,869	-	134,000
Shares issued in exchange for
mining rights	1,500,000	15	14,985	-	15,000
Net loss for the period	-	-	-	(215,924)	(215,924)

Balance, May 31, 2003	21,561,184	215	273,785	(215,924)	58,076

Sales of common stock	1,880,000	19	229,981	-	230,000
Shares issued for services	2,910,000	29	88,721	-	88,750
Cancellation of shares	(400,000)	(4)	4	-	-
Net loss for the period	-	-	-	(313,127)	(313,127)

Balance, May 31, 2004	25,951,184	259	592,491	(529,051)	63,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2004
(carried forward)	25,951,184	$259	$592,491	$(529,051)	$63,699

Sales of common stock	860,000	9	177,491	-	177,500
Shares issued for services	100,000	1	24,999	-	25,000
Issuance of stock paid in
prior year	80,000	1	19,999	-	20,000
Retirement of stock due to
settlement agreement	(175,166)	(2)	2	-	-
Net loss for the period	-	-	-	(226,093)	(226,093)

Balance, May 31, 2005	26,816,018	268	814,982	(755,144)	60,106

Sales of common stock	4,332,500	43	1,122,457	-	1,122,500
Shares issued for services	233,961	3	96,252	-	96,255
Exercise of warrants	10,000	-	2,500	-	2,500
Net loss for the period	-	-	-	(280,014)	(280,014)

Balance, May 31, 2006	31,392,479	314	2,036,191	(1,035,158)	1,001,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 31, 2006
(carried forward)	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

Shares issued for services	905,355	9	232,618	-	232,627
Retirement shares issued in
prior year for which no
consideration was
received	(452,835)	(5)	5	-	-
Issuance of stock paid in
prior year	267,500	3	(3)	-	-
Net loss for the period	-	-	-	(898,843)	(898,843)

Balance, May 31, 2007	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	10,175,000	102	1,417,398	-	1,417,500
Shares issued for services	4,808,000	48	4,009,152	-	4,009,200
Exercise of warrants	320,000	3	79,997	-	80,000
Options granted
Net loss for the period	-	-	-	(5,028,449)	(5,028,449)

Balance, May 31, 2008	47,415,499	474	7,775,358	(6,962,450)	813,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2008	47,415,499	$474	$7,775,358	$(6,962,450)	$813,382
(carried forward)

Sales of common stock	800,000	8	399,992	-	400,000
Shares issued for services	1,838,000	19	1,014,281	-	1,014,300
Exercise of warrants	740,000	7	184,991	-	184,998
Share based compensation	-	-	2,770,000	-	2,770,000
Net loss for the period				(6,964,811)	(6,964,811)
Balance, May 31, 2009	50,793,499	508	12,144,622	(13,927,261)	(1,782,131)
Shares and warrants issued
for services	2,473,063	24	1,251,954	-	1,251,978
Notes converted into shares
of common stock	53,134	1	15,939	-	15,940
Share based compensation	-	-	636,656	-	636,656
Discount on convertible
notes payable	-	-	317,500	-	317,500
Net loss for the year	-	-	-	(4,653,712)	(4,653,712)

Balance, May 31, 2010	53,319,696	533	14,366,671	(18,580,973)	(4,213,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013
CONTINUED

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2010 (carried forward)	53,319,696	$533	$14,366,671	$(18,580,973)	$(4,213,769)
Shares issued for services	9,670,000	97	725,679	-	725,776
Shares issued for cash	14,000,000	140	497,610	-	497,750
Notes converted into shares
of common stock	110,950	1	33,379	-	33,380
Partial cost of issuance of
convertible notes	-	-	81,598	-	81,598
Shares issued for
compensation	1,000,000	10	199,990	-	200,000
Options granted during the year	-	-	580,000	-	580,000
Modification of director
options	-	-	210,000	-	210,000
Net loss for the year	-	-	-	(3,083,077)	(3,083,077)
Balance, May 31, 2011	78,100,646	781	16,694,927	(21,664,050)	(4,968,342)
Shares issued for cash	6,221,429	62	614,938	-	615,000
Shares issued as compensation	1,750,000	18	174,982	-	175,000
Shares issued for services	1,450,000	14	344,986	-	345,000
Notes converted into shares	13,960,588	140	2,731,216	-	2,731,356
Warrants exercised	1,475,000	15	138,735	-	138,750
Stock options exercised	350,000	3	(3)	-	0
Stock options issued	-	-	989,619	-	989,619
Net loss for the year	-	-	-	(2,886,579)	(2,886,579)
Balance, May 31, 2012	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO AUGUST 31, 2013
CONCLUDED

	Common Stock		Additional Paid In	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012 (carried forward)	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

Shares issued for cash	6,750,000	68	587,406	-	587,474

Shares issued as compensation	1,750,000	17	314,983	-	315,000

Shares issued for services	12,000,000	120	2,259,880	-	2,260,000

Shares rescinded for services	(3,000,000)	(30)	(179,970)	-	(180,000)

Notes converted for shares	77,024	1	23,107	-	23,108

Warrants exercised	155,986	2	23,623	-	23,625

Cashless exercise of stock options	740,571	7	(7)	-	0

Stock options issued	-	-	606,933	-	606,933

Net loss for the year	-	-	-	(4,427,017)	(4,427,017)

Balance, May 31 2013	121,781,244	1,218	25,325,355	(28,977,646)	(3,651,073)

Shares issued for cash	1,900,000	19	189,981	-	190,000

Net loss for the period	-	-	-	(656,955)	(656,955)

Balance, August 31 2013	123,681,244	$1,237	$25,515,336	$(29,634,601)	$(4,118,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,		January 21, 1998 (Date of Inception Of Exploration Stage) To August 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(656,955)	$(749,365)	$(29,634,601)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	2,528	2,527	101,267
Equity securities issued for services	-	355,000	16,505,763
Amortization of loan discount	8,766	-	367,166
Origination interest on derivative liability	79,767	-	79,767
Change in fair derivative value	47,908	-	47,908
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	1,035	11,212	(91,752)
Increase in interest accrued on convertible notes	27,654	23,189	1,004,871
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	104,130	194,949	3,908,350
Net Cash Used in Operating Activities	(385,167)	(162,488)	(8,294,317)

Cash Flows From Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	-	(444,255)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	190,000	92,000	5,382,724
Proceeds from exercises of warrants	-	-	429,872
Proceeds from convertible notes, net	192,000	-	2,949,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	382,000	92,000	8,764,096

Net increase (decrease) in cash	(3,167)	(70,488)	25,524
Cash beginning of period	$28,691	$116,669	$-
Cash end of period	$25,524	$46,181	$25,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

U.S. Precious Metals, Inc. was incorporated in the state of Delaware in 1998 as a mineral exploration company. U.S. Precious Metals, Inc. and its wholly owned Mexican subsidiary company, U.S. Precious Metals de Mexico, S.A. de C.V, (“U.S. Precious Metals Mexico”), (collectively “the Company”, “We” or “Us”)   are engaged in the acquisition, exploration and development of mineral properties. We currently focus on gold and base minerals primarily located in the State of Michoacan, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the “Solidaridad Property”).

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The total number of shares issuable to the RTC shareholders may be reduced as described below. RTC maintains three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership (“PP LP”). The ore supply agreements and the Toll Processing Agreement enable RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

The Plasma Plant and Plasma Processing.
PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The plant is currently not in commercial production. The parties believe that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expects to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.  These upgrades are subject to PP LP raising funds sufficient to complete necessary improvements to its plasma processing plant.

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

Ore Supply Agreements.
RTC holds ore supply agreements and arrangements with three, separate third parties, two of whom are from domestic mining properties and the third is from a mining property located in the Far East. Each of the ore concentrate suppliers has agreed to split the revenues of post plasma processing three equal ways among the ore supplier, RTC and PP LP. Under the Plasmafication Toll Processing Agreement discussed below, PP LP will bear the cost and expense of the plasma processing.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont.

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

Share Exchange Agreement.
As stated above, pursuant to the Share Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding shares of RTC (“RTC Shares”) from the RTC shareholders in exchange for 300 million shares of common stock of the Company (“USPR Shares”). The RTC Shares and the USPR Shares issuable to the respective parties will be held in escrow and the USPR shares issuable to the RTC shareholders may be reduced as stated herein. While the shares are in escrow, voting rights will remain with the named party. The agreement provides that if the Benchmark Run does not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The closing of the transactions contemplated by the Agreement will occur no later than June 1, 2014. The agreement contains customary representations and warranties by all parties. On September 10, 2013, the Company amended the Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of “Exchange Shares” as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury will receive 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

The Share Exchange Agreement was approved by an independent committee of the Company Board of Directors and is subject however to shareholder approval. In addition to normal closing conditions, the Company will be required to obtain shareholder approval of the transaction, as well as shareholder approval to increase in its authorized shares necessary to complete the transaction. The Company intends to seek shareholder approval in the immediate future.

The Company cannot predict whether it will be successful in closing the transaction with RTC.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

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

▪
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

▪
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

▪	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

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

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company’s Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock held by the Chairman.  This is not a Company obligation and will occur after completion of development under separate agreement.

The parties will be obligated to share in the mining and processing costs and revenues generated from any ore processing on a proportionate basis, that is 70% to the Company and 30% to Contractor.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to each agreement which are filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission (“ SEC ”) on September 16, 2013.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

On September 19, 2013, the Company in conjunction with its Mining Services Partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv, announced the successful completion of Phase 1 Satellite Imaging under the Mining Services Agreement. The results of the Satellite Imaging are disclosed in Note 10- Subsequent Events Below.

Significant Accounting Policies

Basis of Presentation:  Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ended May 31, 2014. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2013 included in our Form 10-K filed with the SEC.

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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of August 31, 2013, none of our mineralized material met the definition of proven or probable reserves.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
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

Foreign Currency Translation: The operations and assets of U.S. Precious Metals Mexico are in Mexico.  U.S. Precious Metals Mexico depends on the ability of U.S. Precious Metals, Inc. to raise cash which is transferred to U.S. Precious Metals Mexico to meet its operating cash needs.  Therefore, our management has determined that the functional currency of U.S. Precious Metals Mexico is the US dollar.  U.S. Precious Metals Mexico financial statements are denominated in Mexican Pesos. Since that is the case, we remeasure U.S. Precious Metals Mexico financial statements in US dollars.  Any gains or losses arising on the remeasurement are reflected in the Statements of Operations.

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
August 31, 2013
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

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three periods ended August 31, 2013 or 2012.

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
August 31, 2013
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

Derivative Financial Instruments: We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Black Scholes valuation model which approximated the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Debt Discount and Amortization of Debt Discount: Debt discount represents costs incurred in obtaining the debt funding and the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three month periods ended August 31, 2013 or 2012.

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

Our comprehensive loss was identical to our net loss for the three month periods ended August 31, 2013 and 2012.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three month periods ended August 31, 2013 and 2012, there were warrants and options outstanding to purchase our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

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

Business Segments: We believe that our activities during the three month periods ended August 31, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

2.      GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2013, have a working capital deficit of $4,308,426, accumulated losses of $29,634,601 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $380,881 totaling $955,881.

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

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at August 31, 2013 was $1,716,155.

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

In our audited financial statements for the fiscal years ended May 31, 2013 and 2012, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

3.      SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended August 31,
	2013	2012

Income taxes paid	$-	$-

Interest paid	$-	$-

Equity securities issued for services
1,750,000 shares of common stock issued to directors as compensation	$-	$315,000
Additional expense to vest previously issued options	-	40,000

Total shares and warrants issued for services	$-	$355,000

4.      PROPERTY AND EQUIPMENT

As at August 31, 2013 and May 31, 2013 property and equipment consisted of the following:

	August 31, 2013	May 31, 2013

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(101,267)	(98,739)

Total property and equipment net	$33,125	$35,653

Depreciation expense for the three months ended August 31, 2013 and 2012 was $2,528 and $2,527, respectively.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

5.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total

May 31, 2013	$575,000	-	$355,923	$930,923
Issued in the period	200,000	(100,000)	-	100,000
Converted into shares of common stock	-	-	-	-
Amortization of loan discount	-	8,766	-	8,766
Interest accrued in the period	-	-	27,655	27,655
August 31, 2013	$775,000	$(91,234)	$383,578	$1,067,344

Effective August 31, 2012, we were in default on repayments of convertible notes payable outstanding totaling $575,000 together with accrued interest of $380,881. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

On July 17, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture.

On July 31, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 12 month term and bears interest of 12%. The convertible debenture may be prepaid at rates of between 125 - 142% of the principal balance outstanding along with accrued interest. At any time after six months, the convertible debenture is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

We paid commissions to a FINRA broker/dealer in the amount of $8,000 in respect of this loan and accounted for this payment as a discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.
We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

5.      CONVERTIBLE NOTES PAYABLE CONT.

We valued the  conversion feature at origination at $171,767 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 6 month to maturity, risk free interest rate of 0.11% and annualized volatility of 140%. $92,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $79,767 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At August 31, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month, risk free interest rate of 1% and annualized volatility of 135% and determined that, since origination, the fair value of our derivative liability had increased by $47,908 to $219,675. Accordingly we recognized a corresponding expense on derivative liability in conjunction with this revaluation.

6.      COMMITMENTS AND CONTINGENCIES

Lease – Head Office

We rent office space in Marlboro New Jersey under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers who is also a director.

Leases – Mexican Operation

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $2,234. This lease expires on February 1, 2014.

Mining rights

The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. The Company has made the payment due on July 31, 2013 and the next payment, estimated at approximately $55,000 will be due on January 31, 2014.

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
August 31, 2013
(unaudited)

6.      COMMITMENTS AND CONTINGENCIES CONT.

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

7.      STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three periods ended August 31, 2013 and 2012.

Common Stock and Warrants

The following shares of common stock and warrants were issued and warrants cancelled in the three months ending August 31, 2013:

	Common Stock	Warrants

May 31, 2013	121,781,244	7,827,180
Issued for cash proceeds of $190,000	1,900,000	950,000
Warrants expired, unexercised	-	(3,924,048)
August 31, 2013	123,681,244	4,853,132

Between June 13, 2013 and August 23, 2013, the Company issued 1.9 million shares of its common stock, together with warrants to buy 950,000 shares of its common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT

Common Stock and Warrants Cont.

The following table summarizes information about warrants outstanding at August 31, 2013:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.075	666,667	1.6
$0.10	833,334	1.1
$0.125	503,334	2.4
$0.15	683,334	6.3
$0.16	924,797	23.9
$0.20	741,667	11.0
$0.25	500,000	0.1
Total	4,853,132	7.8

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2013	16,500,000	$0.13
Granted	-	-
Cancelled or forfeited	(500,000)	(0.18)
Exercised	-	-
August 31, 2013	16,000,000	$0.13

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT

Stock Options Cont

The following table summarizes information about stock options outstanding and exercisable at August 31, 2013:

Exercise Price	Stock Options Issued and Exercisable	Intrinsic Value of Stock Options Issued and Exercisable	Weighted Average Life of Stock Options Issued and Exercisable in Years
$0.065	6,000,000	$690,000	2.5
$0.07	1,000,000	110,000	2.1
$0.12	1,000,000	60,000	4.1
$0.16	3,500,000	70,000	3.7
$0.18	1,000,000	-	3.3
$0.185	1,000,000	-	3.1
$0.19	1,000,000	-	4.8
$0.20	500,000	-	3.1
$0.25	1,000,000	-	4.7
	16,000,000	$930,000	3.2

The aggregate intrinsic value represents the difference between our closing stock price of $0.18 per share as of August 31, 2013 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

8.      RELATED PARTY TRANSACTIONS

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

9.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

10.      SUBSEQUENT EVENTS

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

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock, valued at $1,530,000, which will be issued immediately. The term of the Consulting Agreement is three years.

On September 4, 2013, the Company’s Board of directors approved a stock grant of 250,000 shares of common stock issuable to each member of the Board of Directors on such date. A total of 2,250,000 shares of common stock are issuable as of such stock grant, valued at $382,500.

On September 10, 2013, the Company amended its Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of “Exchange Shares” as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

On September 16, 2013, the Company appointed Mr. Michael Volkov to its Board of Directors. Mr. Volkov received a stock option to acquire 1,000,000 shares of common stock at $0.22 per share.

On September 19, 2013, the Company in conjunction with its Mining Services partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv, announced the successful completion of Phase 1 Satellite Imaging under the Mining Services agreement.

The satellite imaging covered 2,134 acres of the Company’s 37,000 acres. The purpose of the imaging was twofold: (1) to confirm existing geology developed by Mr. David Burney, USPR’s geologist through 2 drilling programs and on-site mapping and sampling, and (2) to identify further areas of potential interest, if any. The Company believes that both goals were achieved with this imaging program. The satellite imaging identified 27 gold anomalies, a number of which also showed high intensity levels. A total of 217 surface acres were identified by the 27 anomalies.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(unaudited)

10.      SUBSEQUENT EVENTS CONT

The Company has entered into discussions with its Mining Services partners to immediately enter into Phase 2 of the project (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 25, 2013 for more information regarding the Mining Services Agreement)). In addition, the Company, through its Mining Services partners, expects to immediately embark on the execution of the field work, performing and applying the Forming Short-Pulsed Electromagnetic Fields (FSPEF) and Vertical Electric-Resonance Sounding (VERS) on a majority of the 2,134 acres.

On September 26, 2013, we entered into a convertible promissory note for $300,000 with a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We received $150,000 upon closing the note and the balance of $120,000 is payable to us by the lender in such amount and at such dates as the lender may choose in its sole discretion. The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

On September 30, 2013, we were served with a law suit by an holder of our convertible notes. The lawsuit demands repayment of a total of $632,666 in principal and interest due under the convertible notes. The Company has previously reported that it has been in default of these convertible notes. The Company intends to file an answer to the complaint.

Effective October 7, 2013 a noteholder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

Effective October  16, 2013 one shareholder of ours exercised warrants to acquire 33,000 shares of our common stock at $0.10 per share and a second shareholderof ours exercised warrants to acquire 666,667 shares of our common stock at $0.125 per share

On October 16, 2013, we reappointed Mr. David Cutler was re-appointed as its Chief Financial Officer.  Mr. Cutler will act in such officer capacity on a part-time basis. The Company and Mr. Cutler have reached an oral arrangement pursuant to which Mr. Cutler will be compensated at $5,000 per month.  Mr. Cutler received a stock option to acquire 500,000 shares of common stock at $0.19 per share.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after August 31, 2013 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2013 (the “Annual Report”) including the section entitled “Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

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

The Plasma Plant and Plasma Processing.
PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The plant is currently not in commercial production. The parties believe that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expects to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.

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

Plasmafication™ Toll Processing Agreement.
The Toll Processing Agreement between PP LP and RTC provides that PP LP will provide a range of services, including the Plasmafication™ of the RTC concentrate from the ore supply contracts. These services will be provided at the sole cost and expense of PP LP. The agreement further provides for an initial processing capacity of 5 tons/day of RTC concentrate for approximately 200 days per annum. PP LP will be required to upgrade its current plant to achieve this processing rate which as mentioned above is expected to occur within 90 to 120 days. These upgrades are expected to bring the total processing rate of the plant to about 9 tons/day. The agreement allows for an increased capacity to process 10 tons/day of RTC concentrate for approximately 300 days per annum. In order to achieve this rate, total plant capacity will have to be increased to about 29 tons/day. These upgrades are subject to PP LP raising the funds sufficient to complete the necessary improvements to their plasma processing plant.

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

The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury will receive 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

The Share Exchange Agreement was approved an independent committee of Directors, subject however to shareholder approval. In addition to normal closing conditions, the Company will be required to obtain shareholder approval of the transaction, as well as shareholder approval to increase in its authorized shares necessary to complete the transaction. The Company intends to seek shareholder approval in the immediate future.

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

▪
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

▪
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

▪	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

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

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company’s Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock held by the Chairman.  This is not a Company obligation and will occur after completion of development under separate agreement.

The parties will be obligated to share in the mining and processing costs and revenues generated from any ore processing on a proportionate basis, that is 70% to the Company and 30% to Contractor.

The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to each agreement which are filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission (“ SEC ”) on September 16.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

On September 19, 2013, the Company in conjunction with its Mining Services Partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv, announced the successful completion of Phase 1 Satellite Imaging under the Mining Services Agreement. The results of the Satellite Imaging are disclosed in Note 10-Subsequent Events above.

During the three months ended August 31, 2013 we focused our efforts on seeking to raise funding to meet our existing liabilities, achieve our objective to develop our mining interests and complete the Share Exchange Agreement with Resource Technology Corporation.

On July 9, 2013, the Company’s Board of Directors approved and recommended that the Company increase its authorized shares of common stock from 150,000,000 to 475,000,000 and that the proposed action be submitted to a vote of its shareholders. The purpose of the action is to enable to Company to complete the Share Exchange Agreement with Resource Technology Corporation pursuant to which the Company will be required to issue 300,000,000 shares of its common stock to the shareholders of Resource Technology Corporation (“RTC Transaction”) (See Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2013). The Share Exchange Agreement was previously approved an independent committee of Directors, however subject to subsequent approval of the Company’s shareholders. The record date established by the Board of Directors was July 9, 2013, however, it was subsequently changed by the Board of Directors to September 16, 2013 (“Record Date”).

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

On July 17, 2013, we entered into a convertible debenture for $100,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

On July 31, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 12 month term and bears interest of 12%. The convertible debenture may be prepaid at rates of between 125 - 142% of the principal balance outstanding along with accrued interest. At any time after six months, the convertible debenture is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days. We paid commissions to a FINRA broker/dealer in the amount of $8,000 in respect of this loan.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2013, have a working capital deficit of $4,308,426, accumulated losses of $29,634,601 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2013, we were in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $380,881 totaling $955,881.

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

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at August 31, 2013 was $1,716,155.

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

Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2014 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide us with adequate fiscal resources to execute our plan of operations in the current fiscal year and beyond.

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

To date, we have raised capital through the sale of shares of our common stock and sales of convertible promissory notes. During the three months ended August 31, 2013, we issued 1.9 million shares of its common stock, together with warrants to buy 950,000 shares of its common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2013 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2012

Revenue
We earned no revenue in either the three months ended August 31, 2013 or 2012 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended August 31, 2013, we incurred general and administrative expenses of $462,716, compared to the $693,422 incurred in the three months ending August 31, 2012, a decrease of $230,706, or 33%. The decrease relates primarily to the fact that in the three months ended August 2012, we issued 1,750,000 shares valued at $315,000 as compensation to our directors and recognized stock option expense of $40,000 to vest previously issued stock option. There was no similar stock and option compensation expense in the three months ended August 31, 2013. This decrease was partially offset by payments of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

Interest expense (net)
During the three months ended August 31, 2013, we incurred interest expense (net) of $146,331 compared to $55,943 during the three months ended August 31, 2012, an increase of $138,296, or 247%.

The increase was due to initial interest on the origination of a derivative liability, loan interest and amortization of debt discount on the $200,000 of convertible debentures that we entered into during the three months ended August 31, 2013.

Net loss
The net loss for the three months ended August 31, 2013 was $656,955 compared to $749,365 during the three months ended August 31, 2012, a decrease of $92,410, or 12%, due to the factors discussed above.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED AUGUST 31, 2013 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2012

Net cash flow used in operations in the three months ended August 31, 2013 was $385,167 compared to $162,488 for the three months ended August 31, 2012, an increase of $222,679, or 137%.

In the three months ended August 31, 2013, our net loss was $656,955 which was offset by $138,969 in non cash items and a positive movement in operating assets and liabilities of $132,819 to arrive at net cash used in operations of $385,167. By comparison, in the three months ended August 31, 2012, our net loss was $749,365 which was offset by $357,527 in non cash items and a positive movement in operating assets and liabilities of $229,350 to arrive at net cash used in operations of $162,488.

No cash flow was provided by, or used in, investing activities during the three months ended August 31, 2013 or 2012.

Net cash flow generated from financing activities was $382,000 in the three months ended August 31, 2013 compared to $92,000 for the three months ended August 31, 2012, an increase of $290,000 or 8%.

This increase arose to the fact that we received $98,000 more from the sale of our shares of common stock and warrants in the three months ended August 31, 2013 than we did in the three months ended August 31, 2012 and the fact that we received net proceeds of $192,000 by entering into convertible debentures in the three months ended August 31, 2013 compared to $0 in the three months ended August 31, 2012   .

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, August 31, 2012.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended August 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2013, we received $190,000 from the sale of 1,900,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at August 31, 2013 we are in default on repayment of convertible promissory notes with principal balances of $575,000 together with accrued interest of $380,881 totaling $955,881.

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

During the three month periods ending August 31, 2013 and, 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three month periods ending August 31, 2013 and 2012.

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
Date: October 18, 2012

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: October 18, 2012