Form 10-Q
period 2013-11-30
U S PRECIOUS METALS INC
filed 2014-01-21
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	NOVEMBER 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

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
☐Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,380,985 shares of common stock issued and outstanding as of January 21, 2014.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLDIATED BALANCE SHEETS
(Unaudited)

	November 30, 2013	May 31, 2013

ASSETS
Current Assets:
Cash	$112,000	$28,691
Prepaid and other current assets	7,633	8,762
Total current assets	119,633	37,453

Property and equipment, net	30,598	35,653

Other Assets
Investment in mining rights and other	157,311	157,421

Total Assets	$307,542	$230,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,193,392	$2,950,677
Convertible notes payable	1,079,414	930,923
Derivative liability on short term convertible note payable	159,906	-
Total current liabilities	4,432,712	3,881,600

Long Term Liabilities
Convertible note payable	18,366	-
Derivative liability on long term convertible note payable	340,821	-
Total long term liabilities	359,187	-

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding	-	-
Common stock: authorized 150,000,000 shares of
$0.00001 par value; 135,980,985 and 121,781,244 shares issued and outstanding respectively	1,360	1,218
Additional paid in capital	27,872,551	25,325,355
Deficit accumulated during exploration stage	(32,358,268)	(28,977,646)
Total stockholders’ deficit	(4,484,357)	(3,651,073)

Total Liabilities and Stockholders’ Deficit	$307,542	$230,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		January 21, 1998 (Date of Inception of Exploration Stage) to November 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
General and administrative expenses	2,491,646	3,933,804	2,954,362	4,627,225	31,086,291
Debt reduction through legal settlement	-	-			(692,315)

Operating Loss	(2,491,646)	(3,933,804)	(2,954,362)	(4,627,225)	(30,393,976)

Other Income (Expense):
Change in derivative liability	171,280	-	123,372	-	123,372
Interest expense (net)	(403,301)	(57,755)	(549,632)	(113,699)	(2,087,664)
Total other income (expense)	(232,021)	(57,755)	(426,260)	(113,699)	(1,964,292)

Loss before income taxes	(2,723,667)	(3,991,559)	(3,380,622)	(4,740,924)	(32,358,268)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,723,667)	$(3,991,559	$(3,380,622)	$(4,740,924)	$(32,358,268)

Net loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.04)	-

Weighted average number of shares
outstanding	134,917,171	107,639,926	128,627,934	106,419,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
(Unaudited)

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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
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
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO NOVEMBER 30, 2013
CONCLUDED

	Common Stock		Additional Paid In	Deficit Accumulated During Exploration
	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012 (carried forward)	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

Shares issued for cash	6,750,000	68	587,406	-	587,474

Shares issued as compensation	1,750,000	17	314,983	-	315,000

Shares issued for services	12,000,000	120	2,259,880	-	2,260,000

Shares rescinded for services	(3,000,000)	(30)	(179,970)	-	(180,000)

Notes converted for shares	77,024	1	23,107	-	23,108

Warrants exercised	155,986	2	23,623	-	23,625

Cashless exercise of stock options	740,571	7	(7)	-	0

Stock options issued	-	-	606,933	-	606,933

Net loss for the year	-	-	-	(4,427,017)	(4,427,017)

Balance, May 31 2013	121,781,244	1,218	25,325,355	(28,977,646)	(3,651,073)

Shares issued for cash	1,900,000	19	189,981	-	190,000

Shares issued as compensation	2,250,000	22	382,478	-	382,500

Shares issued for services	9,000,000	90	1,529,910	-	1,530,000

Note converted for shares	183,074	2	39,420	-	39,422

Warrants exercised	866,667	9	103,324	-	103,333

Stock options issued	-	-	302,083	-	302,083

Net loss for the period	-	-	-	(3,380,622)	(3,380,622)

Balance, November 30, 2013	135,980,985	$1,360	$27,872,551	$(32,358,268)	$(4,484,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended November 31,		January 21, 1998 (Date of Inception Of Exploration Stage) To November 30,
	2013	2012	2013
Cash Flows From Operating Activities:

Net loss	$(3,380,622)	$(4,740,924)	$(32,358,268)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	5,055	5,054	103,794
Equity securities issued for services	2,214,583	3,969,035	18,720,346
Amortization of loan discount	48,539	-	406,939
Origination interest on derivative liability	382,099	-	382,099
Change in fair derivative value	(123,372)	-	(123,372)
Adjustment to convertible notes		22,329	-
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	1,239	768	(91,548)
Increase in interest accrued on convertible notes	55,971	44,866	1,033,188
Increase in accounts payable,
accrued expenses and other current liabilities	244,484	343,701	4,048.704
Net Cash Used in Operating Activities	(552,024)	(355,171)	(8,461,174)

Cash Flows From Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	-	(444,255)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	190,000	284,500	5,382,724
Proceeds from exercises of warrants	103,333	3,624	533,205
Proceeds from convertible notes, net	342,000	-	3,099,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	635,333	288,124	9,017,429

Net increase (decrease) in cash	83,309	(67,047)	112,000

Cash beginning of period	28,691	116,669	-

Cash end of period	$112,000	$49,622	$112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
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

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company.  The agreement is not subject to close until shareholder approval and approval by the shareholders increasing the authorized number of shares to 480,000,000.  The total number of shares issuable to the RTC shareholders may be reduced as described below. RTC maintains three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership (“PP LP”). The ore supply agreements and the Toll Processing Agreement enable RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.  The Company cannot predict whether it will be successful in closing the transaction with RTC.

The Plasma Plant and Plasma Processing.
PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. The plant is not currently in commercial production.  The parties believe that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expects to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.  These upgrades are subject to PP LP raising funds sufficient to complete necessary improvements to its plasma processing plant.

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
November 30, 2013
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
November 30, 2013
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

●
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

●
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

●	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

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
November 30, 2013
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.
Nature of Operations Cont.

The parties will be obligated to share in the mining and processing costs and revenues generated from any ore processing on a proportionate basis that is 70% to the Company and 30% to Contractor. The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement are not complete, and are qualified in their entirety by reference to each agreement which are filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 16, 2013.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012.  On September 21, 2012, Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

On September 19, 2013, the Company in conjunction with its Mining Services partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv,  reported the results of the Phase 1 Satellite Imaging program under the Mining Services Agreement.

Significant Accounting Policies

Basis of Presentation:  Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months and six month periods ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ended May 31, 2014. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2013 included in our Form 10-K filed with the SEC.

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
November 30, 2013
(unaudited)

1.           NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of November 30, 2013, none of our mineralized material met the definition of proven or probable reserves

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying unaudited consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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
November 30, 2013
(unaudited)

1.      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Foreign Currency Translation Cont.

(c)
Revenues and expenses are translated at the average exchange rates for each period, except for charges for amortization and depreciation of non-monetary assets which are translated at the rates associated with the assets.

Cash and cash equivalents:  Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

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
November 30, 2013
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and six periods ended November 30, 2013 or 2012.

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

Income Taxes: We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current tax benefits are offset by a valuation reserve as they are considered not likely to be realized in the foreseeable future.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended November 30, 2013 or 2012.

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

 Our comprehensive loss was identical to our net loss for the three and six month periods ended November 30, 2013 and 2012.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT
Significant Accounting Policies Cont

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and six month periods ended November 30, 2013 and 2012, there were warrants and options outstanding to purchase shares of our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

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

Business Segments: We believe that our activities during the three and six month periods ended November 30, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.      GOING CONCERN AND LIQUIDITY
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as of November 30, 2013, have a working capital deficit of $4,313,079, accumulated losses of $32,358,268 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or to accomplish our objectives during the next twelve months.

As of November 30, 2013, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $387,036 totaling $937,036.

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
November 30, 2013
(unaudited)

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

3.      SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended November 30,
	2013	2012
Income taxes paid	$-	$-

Interest paid	$-	$-

Equity securities issued for services
1,750,000 shares of common stock issued to directors as compensation	$-	$315,000
2,250,000 shares of common stock issued to directors as compensation	382,500	-
1,000,000,000 shares issued as an investment banking fee	-	240,000
9,000,000 shares issued under consulting agreement	1,530,000
1,500,000 stock options issues as director’s and officer’s compensation	302,083	-
1,000,000 stock options issued as director’s compensation		114,682
Additional expense to vest previously issued options	-	71,256
14,105,485 warrants issued as an investment banking fee	-	3,228,097
Total shares and warrants issued for services	$2,214,583	$3,969,035

Liabilities settled for shares of common stock
Convertible note payable	$25,000	$-
Accrued interest	14,422	-
	$39,422	$-

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

4.      PROPERTY AND EQUIPMENT

As at November 30, 2013 and May 31, 2013 property and equipment consisted of the following:

	November 30, 2013	May 31, 2013

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515

Total property and equipment	134,392	134,392

Less accumulated depreciation	(103,794)	(98,739)

Total property and equipment net	$30,598	$35,653

Depreciation expense for the three and six months ended November 30, 2013 was $2,527 (2012 - $2,527) and $5,055 (2012-$5,054), respectively.

5.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2013	$575,000	$-	$355,923	$930,923
Issued in the period	366,667	(266,667)	-	100,000
Converted into shares of common stock	(25,000)	-	(14,442)	(39,442)
Amortization of loan discount	-	48,539	-	48,539
Interest adjustment	-	-	1,789	1,789
Interest accrued in the period	-	-	55,971	55,971
November 30, 2013	$916,667	$(218,128)	$399,241	$1,097,780
Less short term	(750,000)	66,301	(395,715)	(1,079,414)
Long Term	$166,667	$(151,827)	$3,526	$18,366

Convertible Notes Payable

Effective October 7, 2013, a noteholder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

As at November 30, 2013, we were in default on repayment of various convertible promissory notes included in the above balance with principal balances of $550,000 together with accrued interest of $387,036, totaling $937,036.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

On September 30, 2013, we were served with a lawsuit by an holder of our convertible notes. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit is discussed further under Note 6. Commitments and Contingencies below.

During the current fiscal year, the Company issued three convertible debentures to third parties. The terms of each instrument is discussed below.

A. On July 12, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture was due on January 12, 2014. As at the date of this report, the convertible debenture has not been repaid and the holder has elected to convert the amount due under the Debenture into common stock, in increments. The conversion price is a 42% discount to the lowest closing price of the prior 20 trading days.

B. On July 31, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 12 month term and bears interest of 12%. The convertible debenture may be prepaid at rates of between 125 - 142% of the principal balance outstanding along with accrued interest. At any time after six months, the convertible debenture is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

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
November 30, 2013
(unaudited)

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At November 30, 2013, we further revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month, risk free interest rate of 0.12% and annualized volatility of 121% and determined that, since origination, the fair value of our derivative liability had decreased by $59,769 to $159,906. Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

C. On September 26, 2013, we entered into a convertible promissory note for $300,000 with a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We received $150,000 upon closing the note and the balance of $120,000 is payable to us by the lender in such amount and at such dates as the lender may choose in its sole discretion. The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

The $150,000 advance was received net of a debt discount of $16,667 and the principal balance to be repaid is $166,667. The $16,667 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

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

We valued the conversion feature at origination at $452,332 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.34% and annualized volatility of 143%. $150,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $302,332 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At November 30, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: risk free interest rate of 0.25% and annualized volatility of 133% and determined that, since origination, the fair value of our derivative liability had decreased by $111,511 to $340,821 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

The effect of changes in value of the derivatives described in this note are summarized in the following table.

			Six Month
	Three Month Periods Ended		Period Ended
	8/31/13	11/30/13	11/30/13
Beginning value	$-	$219,675	$-
Value acquired during the period	171,767	452,332	624,099
Total value	171,767	672,007	624,099
Revaluation at end of period	219,675	500,727	500,727
Gain (loss) in derivative liability	$(47,908)	$171,280	$123,372

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
November 30, 2013
(unaudited)

Legal Cont.

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

 Convertible Note Payable

On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit, filed in New Jersey Superior Court, Monmouth County, demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The Company filed an answer to the lawsuit and in addition, flied a motion to dismiss the matter due to the lack of proper jurisdiction.  On December 20, 2013, the Court dismissed the action, without prejudice, due to lack of jurisdiction pursuant to the Company’s motion. Plaintiff subsequently flied a motion to vacate the dismissal which was granted by the Court. The motion to dismiss for lack of jurisdiction is expected to be heard by the Court on January 17, 2014.

7.      STOCKHOLDERS’ DEFICIT

Preferred Stock

No shares of preferred stock were issued or outstanding during the three and six month periods ended November 30, 2013 and 2012.

Common Stock and Warrants

The following shares of common stock and warrants were issued and warrants cancelled in the six month period ending November 30, 2013:

	Common Stock	Warrants

May 31, 2013	121,781,244	7,827,180
Issued for cash proceeds of $190,000	1,900,000	950,000
Issued as compensation to directors	2,250,000	-
Issued as compensation under a consulting agreement	9,000,000	-
Issued on conversion of loan note and accrued interest	183,074	-
Issued on exercise of warrants	866,667	(866,667)
Warrants expired, unexercised	-	(5,660,716)
November 30, 2013	135,980,985	2,249,798

Between June 13, 2013 and August 23, 2013, the Company issued 1.9 million shares of its common stock, together with warrants to buy 950,000 shares of its common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

Common Stock and Warrants Cont.

On September 4, 2013, we issued 2,250,000 shares of our common stock valued as $382,500 as compensation to our directors.

On September 4, 2013, we issued 9,000,000 shares of our common stock valued as $1,530,000 as compensation under a consulting agreement to the Hertell Group, a company owned by our President.

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties.  As consideration or the services, the Hertell Group has been awarded 9,000,000 shares of our common stock, valued at $1,530,000.  The shares are fully vested.  The term of the Consulting Agreement is three years.

Effective October 7, 2013, a convertible noteholder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

Between October 16 and November 19, 2013, four warrants holders exercised a total of 866,667 warrants at $0.10 and $0.125 per share for total proceeds of $103,333.

During the six months ended November 30, 2013, 5,660,716 warrants expired unexercised.

The following table summarizes information about warrants outstanding at November 30, 2013:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.15	583,334	3.9
$0.16	924,797	20.5
$0.20	741,667	7.9
Total	2,249,798	12.1

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2013	16,500,000	$0.13
Granted	1,500,000	0.21
Cancelled	(500,000)	(0.18)
Cancelled or forfeited	-	-
November 30, 2013	17,500,000	$0.13

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT

Stock Options Cont

The following table summarizes information about stock options outstanding and exercisable at November 30, 2013:

Exercise Price	Stock Options Issued and Exercisable	Intrinsic Value of Stock Options Issued and Exercisable	Weighted Average Life of Stock Options Issued and Exercisable in Years
$0.065	6,000,000	$570,000	2.3
$0.07	1,000,000	90,000	1.8
$0.12	1,000,000	40,000	3.8
$0.16	3,500,000	-	3.4
$0.18	1,000,000	-	3.1
$0.185	1,000,000	-	2.9
$0.19	1,000,000	-	4.6
$0.20	500,000	-	2.8
$0.22	1,000,000	-	4.8
$0.25	1,000,000	-	4.5
	17,500,000	$700,000	3.1

The aggregate intrinsic value represents the difference between our closing stock price of $0.16 per share as of November 29, 2013 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

8.      RELATED PARTY TRANSACTIONS

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds to Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders

On September 4, 2013, we issued 2,250,000 (2012- 1,750,000) shares of our common stock valued as $382,500 (2012 - $315,000) as compensation to our directors.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(unaudited)
8.      RELATED PARTY TRANSACTIONS CONT.

On September 4, 2013, we issued 9,000,000 shares of our common stock valued as $1,530,000 as compensation under a consulting agreement to a company owned by our President.

9.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

10.      SUBSEQUENT EVENTS

During December 2013, the Board has approved a consulting agreement with the third party which agreed to provide investor relations support for the Company in exchange for 400,000 shares of common stock.  The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no events subsequent to November 30, 2013 for which disclosure is required

On January 12, 2014, we did not repay a $100,000 convertible debenture at its maturity date. As at the date of this report, the convertible debenture has not been repaid and the holder has elected to convert the amount due under the Debenture into common stock, in increments. The conversion price is a 42% discount to the lowest closing price of the prior 20 trading days.

The Company has evaluated events through the date these financial statements were issued.  Other than those set out above, there were no subsequent events after November 30, 2013 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission (“ SEC ”) on September 16, 2013 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

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

The Share Exchange Agreement was approved by an independent committee of Directors, subject however to shareholder approval. In addition to normal closing conditions, the Company will be required to obtain shareholder approval of the transaction, as well as shareholder approval to an increase in its authorized shares necessary to complete the transaction. The Company intends to seek shareholder approval in the immediate future.

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

●
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

●
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

●	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company.

The estimated costs for the construction of the processing plant is approximately $40 million.

Contractor will be responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

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

The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to each agreement which are filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission  on September 16, 2013.

Mr. George Mesa, the sole owner of Contractor, has been the Company’s Director of Security for the Company’s Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million shares of our common stock at an exercise price of $0.12 in connection with that appointment.

During the six months ended November 30, 2013 we focused our efforts on seeking to raise funding to meet our existing liabilities, achieve our objective to develop our mining interests and complete the Share Exchange Agreement with Resource Technology Corporation.

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

On July 10, 2013, we entered into a convertible debenture for $100,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds to Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

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

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock, valued at $1,530,000. The term of the Consulting Agreement is three years.

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

On September 19, 2013, the Company in conjunction with its Mining Services partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv, reported the results of the Phase 1 Satellite Imaging program under the Mining Services Agreement.

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

Effective October 7, 2013, a noteholder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

Effective October 16, 2013, one shareholder of ours exercised warrants to acquire 33,000 shares of our common stock at $0.10 per share and a second shareholder of ours exercised warrants to acquire 666,667 shares of our common stock at $0.125 per share

On October 16, 2013, Mr. David Cutler was re-appointed as its Chief Financial Officer.  Mr. Cutler will act in such officer capacity on a part-time basis. The Company and Mr. Cutler have reached an oral arrangement pursuant to which Mr. Cutler will be compensated at $5,000 per month.  Mr. Cutler received a stock option to acquire 500,000 shares of common stock at $0.19 per share.

Effective November 14, 2013 one shareholder of ours exercised warrants to acquire 100,000 shares of our common stock at $0.10 per share and on November 19, 1013 a second shareholder of ours exercised warrants to acquire 66,667 shares of our common stock at $0.10 per share

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at November 30, 2013, have a working capital deficit of $4,313,079 accumulated losses of $32,358,268 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at November 30, 2013, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $387,036 totaling $937,036.

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

To date, we have raised capital through the sale of shares of our common stock, funds received from the exercise of warrants and sales of convertible promissory notes:

-
During the six months ended November 30, 2013, we issued 1.9 million shares of our common stock, together with warrants to buy 950,000 shares of our common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

-	Between October 16 and November 19, 2013, four warrants holders exercised a total of 866,667 warrants at $0.10 and $0.125 per share for total proceeds of $103,333.

-	During the six months ended November 30, 2013, we received net proceeds of $342,000 from the issuance of three convertible debentures.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2012

Revenue
We earned no revenue in either the three months ended November 30, 2013 or 2012 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended November 30, 2013, we incurred general and administrative expenses of $2,491,646, compared to the $3,933,804 incurred in the three months ending November 30, 2012, a decrease of $1,442,158, or 37%. The decrease relates primarily to the fact that in the three months ended November 30, 2012, we issued 14,104,485 warrants valued at $3,228.097 as an investment banking fee. By comparison, in the three months ended November 30, 2013, we issued 9 million shares value at $1,530,000 as compensation for a consulting agreement. The difference in value between these two transactions was $1,698,097 and explains the majority of the $1,442,158 difference between the periods.

Other income expense
During the three months ended November 30, 2013, we incurred other expense of $232,021 compared to $57,755 during the three months ended November 30, 2012, an increase of $174,266, or 302%.

The increase was due to initial interest on the origination of a derivative liability, loan interest and amortization of debt discount on the $166,667 of convertible debentures that we entered into during the three months ended November, 2013 and the additional interest expense and debt discount costs associated with the a further $200,000 of convertible debentures that we had entered into since the three month period ended November 30, 2012.

Net loss
The net loss for the three months ended November 30, 2013 was $2,723,667 compared to $3,991,559 during the three months ended November 30, 2012, a decrease of $1,267,892, or 32%, due to the factors discussed above.

SIX MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2012

Revenue
We earned no revenue in either the six months ended November 30, 2013 or 2012 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the six months ended November 30, 2013, we incurred general and administrative expenses of $2,954,362, compared to the $4,627,225 incurred in the six months ending November 30, 2012, a decrease of $1,672,863, or 36%. The decrease relates primarily to the fact that in the three months ended November 30, 2012, we issued 14,104,485 warrants valued at $3,228,097 as an investment banking fee. By comparison, in the three months ended November 30, 2013, we issued 9 million shares value at $1,530,000 as compensation for a consulting agreement. The difference in value between these two transactions was $1,698,097 and explains the majority of the $1,672,863difference between the periods.

Other income expense
During the six months ended November 30, 2013, we incurred other expense of $426,260 compared to $113,699 during the three months ended November 30, 2012, an increase of $312,561, or 275%.

The increase was due to initial interest on the origination of a derivative liability, loan interest and amortization of debt discount on the $366,667 of convertible debentures that we entered into during the six months ended November 30, 2013 that were not incurred during six month period ended November 30, 2012.

Net loss
The net loss for the six months ended November 30, 2013 was $3,380,622 compared to $4,740,924 during the six months ended November 30, 2012, a decrease of $1,360,302, or 29%, due to the factors discussed above.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2012

Net cash flow used in operations in the six months ended November 30, 2013 was $552,024 compared to $355,171 for the six months ended November 30, 2012, an increase of $196,853, or 55%.

In the six months ended November, 2013, our net loss was $3,380,622 which was offset by $2,526,904 in non cash items and cash generated from an increase in net operating liabilities of $301,694 to arrive at net cash used in operations of $552,024. By comparison, in the six months ended November 30, 2012, our net loss was $4,740,924 which was offset by $3,996,418 in non cash items and a positive movement in operating assets and liabilities of $389,335 to arrive at net cash used in operations of $355,171.

No cash flow was provided by, or used in, investing activities during the six month period ended November 30, 2013 or 2012.

Net cash flow generated from financing activities was $635,333 in the six months ended November 30, 2013 compared to $288,124 for the six months ended November 30, 2012, an increase of $347,209 or 121%.

During the six months ended November 30, 2013, we received $190,000 from the sale of shares of our common stock, $103,333 from the exercise of warrants and $342,000 from the issuance of convertible debentures. By comparison during the six months ended November 30, 2012, we received $284,500 from the sale of shares of our common stock and $3,624 from the exercise of warrants.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2013.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended November 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tentory Action

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

Noteholder Action

On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit, filed in New Jersey Superior Court, Monmouth County, demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The Company filed an answer to the lawsuit, and in addition, flied a motion to dismiss the matter due to the lack of proper jurisdiction.  On December 20, 2013, the Court dismissed the action, without prejudice, due to lack of jurisdiction pursuant to the Company’s motion. Plaintiff subsequently flied a motion to vacate the dismissal which was granted by the Court. The motion to dismiss for lack of jurisdiction is expected to be heard by the Court on January 17, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended November 30, 2013, we received $103,333 from the exercise of 866,667 outstanding warrants held by four investors at prices of $0.10 and $0.125 per share.

In addition, during the six months ended November 30, 2013, we issued three convertible debt instruments to three separate holders as are described below.

A. On July 17, 2013, we issued a convertible debenture for $100,000. The instrument has a 6 month term, bears interest of 12%, and may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days.

B. On July 31, 2013, we issued a convertible debenture for $100,000. The instrument has a 12 month term, bears interest of 12%, and may be prepaid at rates of between 125 - 142% of the principal balance outstanding along with accrued interest. At any time after six months, the convertible debenture is convertible into shares of the Company’s common stock at a 42% discount to the lowest closing price of the prior 20 trading days. We paid commissions to Meyers and Associates LP, a FINRA broker/dealer, in the amount of $8,000 in respect of this loan.

C. On September 26, 2013, we issued a convertible promissory note for $300,000 with a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with $30,000 representing a discount on issue. We received $150,000 at closing and the balance of $120,000 is payable to us by the lender in such amount and at such dates as the lender may choose in its sole discretion. The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

The $150,000 advance was received net of a debt discount of $16,667 and the principal balance to be repaid is $166,667.

These transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at November 30, 2013, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $387,036 totaling $937,036.

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

During the three and six month periods ending November 30, 2013 and, 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and six month periods ending November 30, 2013 and, 2012.

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
Date: January 21, 2014

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: January 21, 2014