Form 10-K/A
period 2013-05-31
U S PRECIOUS METALS INC
filed 2014-02-18
CIK 1286181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”): None

Preliminary Note

This Form 10-K/A (Amendment No. 2) is filed in response to a Comment Letter received from the Staff of the Securities and Exchange Commission (“Commission”) dated January 28, 2014 with respect to our Form 10-K/A (Amendment No. 1) filed with the Commission on February 13, 2014 (“Original Filing Date”). Included herein are Item 9A. Controls and Procedures and the Audit Report dated September 12, 2013 from Jeffrey and Company, together with our consolidated audited financial statements for fiscal years ended May 31, 2013 and 2012 (“Audited Financial Statements”).

The Item 9A. Controls and Procedures contained herein supersedes in its entirety the same Item in the earlier Form 10-K/A, and the Audit Report dated September 12, 2013 from Jeffrey and Company contained herein supersedes in its entirety the Audit Report contained in the earlier filing. The Audited Financial Statements included herein were not changed from the earlier filing.

Except to the extent expressly set forth herein, this Amendment No. 2 speaks as of the Original Filing Date of and has not been updated to reflect events occurring subsequent to the Original Filing Date other than to correct the stated deficiency.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Commission subsequent to the filing of the original Form 10-K and Form 10-K/A (Amendment No. 1).

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

Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework . Our management has concluded that as of May 31, 2013, our internal control over financial reporting was not effective based on these criteria. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors as of May 31, 2013.

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

September 12, 2013

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

Ore Supply Agreements .

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

Plasmafication ™ Toll Processing Agreement .

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

Share Exchange Agreement .

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

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2 . As consideration for Phases 1 and 2, the Company will issue to Contractor 10 million shares of its common stock.

Phase 3 . As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the mining and milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

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

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. (“RTC”) in connection with the transportation of ore supply, and related costs. As mentioned above in Note 10 Related Party Transactions , in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.

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

U.S. Precious Metals, Inc. By: /s/ Gennaro(Jerry) Pane Name: Gennaro (Jerry) Pane Title: Chief Executive Officer Date: February 14, 2014

By:	/s/ David Cutler
Name: David cutler
Title: Chief Financial Officer
Date: February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J Moon	Director	February 11, 2014
Daniel J Moon

/s/ David W. Burney	Director	February 13, 2014
David W. Burney

/s/ Sheldon Baer	Director	February 11, 2014
Sheldon Baer

/s/ Gennaro (Jerry) Pane	Chief Executive Officer and Director	February 14, 2014
Gennaro (Jerry) Pane

/s/ Daniel H. Luciano	Director	February 14, 2014
Daniel H. Luciano

/s/ John Gildea	Director	February 12, 2014
John Gildea

/s/ Chad Altieri	Director	February 12, 2014
Chad Altieri

/s/ Edgar Choueiri	Director	February 12, 2014
Edgar Choueiri

/s/ Michael Volkov	President and Director	February 18, 2014
Michael Volkov