Form 10-Q
period 2014-02-28
U S PRECIOUS METALS INC
filed 2014-04-21
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

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
☐ Yes  ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 140,745,413 shares of common stock issued and outstanding as of April 21, 2014.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014	May 31, 2013
ASSETS
Current Assets:
Cash	$121,616	$28,691
Prepaid and other current assets	7,368	8,762
Total current assets	128,984	37,453

Property and equipment, net	28,070	35,653

Other Assets
Investment in mining rights and other	157,275	157,421

Total Assets	$314,329	$230,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,472,365	$2,950,677
Convertible notes payable	1,118,608	930,923
Derivative liability on short term convertible note payable	52,658	-
Total current liabilities	4,643,631	3,881,600

Long Term Liabilities
Convertible note payable	44,341	-
Derivative liability on long term convertible note payable	312,835	-
Total long term liabilities	357,176	-

Commitments and Contingencies - Note 6

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; 1,250,000 and 0 shares issued and outstanding, respectively	13	-
Common stock: authorized 150,000,000 shares of $0.00001 par value; 138,224,509 and 121,781,244 shares issued and outstanding respectively	1,382	1,218
Additional paid in capital	44,391,551	25,325,355
Deficit accumulated during exploration stage	(49,079,424)	(28,977,646)
Total stockholders’ deficit	(4,686,478)	(3,651,073)

Total Liabilities and Stockholders’ Deficit	$314,329	$230,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended February 28,			Nine Month Periods Ended February 28,		January 21, 1998 (Date of Inception of Exploration Stage) to February 28,
	2014	2013		2014	2013	2014
Revenues	$-	$-		$-	$-	$-
Costs and Expenses
General and administrative expenses	395,529	32,066		3,349,891	4,659,291	31,481,820
RTC restructuring agreement – related party	16,250,000	-		16,250,000	-	16,250,000
Debt reduction through legal settlement	-	-		-	-	(692,315)
Operating Loss	(16,645,529)	(32,066)		(19,599,891)	(4,659,291)	(47,039,505)

Other Income (Expense):
Other income	-	180,000		-	180,000	-
Change in derivative liability	129,336	-		252,708	-	252,708
Interest expense (net)	(204,963)	(55,414)		(754,595)	(169,113)	(2,292,627)
Total other income (expense)	(75,627)	124,586		(501,887)	10,887	(2,039,919)

(Loss) income before income taxes	(16,721,156)	92,520		(20,101,778)	(4,648,404)	(49,079,424)

Provision for income taxes	-	-		-	-	-

Net loss	$(16,721,156)	$92,520		$(20,101,778)	$(4,468,404)	$(49,079,424)

Net loss per share
Basic	$(0.12)	$0.00	*	$(0.15)	$(0.04)
Diluted	$(0.12)	$0.00	*	$(0.15)	$(0.04)

Weighted average number of shares outstanding
Basic	136,510,875	107,369,959		131,226,706	106,782,202
Diluted	136,510,875	128,134,977		131,226,706	106,782,202
* Denotes a profit of less than $0.01 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2001	-	$-	-	$-	$-	$-	$-
Shares issued to incorporator	-	-	1,961,184	19	(19)	-	-

Balance, May 31, 2002	-	-	1,961,184	19	(19)	-	-
						-
Sales of common stock	-	-	5,000,000	50	124,950	-	125,000
Shares issued for services	-	-	13,100,000	131	133,869	-	134,000
Shares issued in exchange for mining rights	-	-	1,500,000	15	14,985	-	15,000
Net loss for the period	-	-	-	-	-	(215,924)	(215,924)

Balance, May 31, 2003	-	-	21,561,184	215	273,785	(215,924)	58,076

Sales of common stock	-	-	1,880,000	19	229,981	-	230,000
Shares issued for services	-	-	2,910,000	29	88,721	-	88,750
Cancellation of shares	-	-	(400,000)	(4)	4	-	-
Net loss for the period	-	-	-	-	-	(313,127)	(313,127)

Balance, May 31, 2004	-	-	25,951,184	259	592,491	(529,051)	63,699

Sales of common stock	-	-	860,000	9	177,491	-	177,500
Shares issued for services	-	-	100,000	1	24,999	-	25,000
Issuance of stock paid in prior year	-	-	80,000	1	19,999	-	20,000
Retirement of stock due to settlement agreement	-	-	(175,166)	(2)	2	-	-
Net loss for the period	-	-	-	-	-	(226,093)	(226,093)
	-	-
Balance, May 31, 2005	-	-	26,816,018	268	814,982	(755,144)	60,106

Sales of common stock	-	-	4,332,500	43	1,122,457	-	1,122,500
Shares issued for services	-	-	233,961	3	96,252	-	96,255
Exercise of warrants	-	-	10,000	-	2,500	-	2,500
Net loss for the period	-	-	-	-	-	(280,014)	(280,014)

Balance, May 31, 2006	-	$-	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

CONTINUED ON NEXT PAGE

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2014
(Unaudited)

CONTINUED

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
(Balance, May 31, 2006 (carried forward)	-	$-	31,392,479	$314	$2,036,191	$(1,035,158)	$1,001,347

Shares issued for services	-	-	905,355	9	232,618	-	232,627
Retirement of shares issued in prior year for which no consideration was received	-	-	(452,835)	(5)	5	-	-
Issuance of stock paid in prior year	-	-	267,500	3	(3)	-	-
Net loss for the period	-	-	-	-	-	(898,843)	(898,843)

Balance, May 31, 2007	-	-	32,112,499	321	2,268,811	(1,934,001)	335,131

Sales of common stock	-	-	10,175,000	102	1,417,398	-	1,417,500
Shares issued for services	-	-	4,808,000	48	4,009,152	-	4,009,200
Exercise of warrants	-		-320,000	3	79,997	-	80,000
Net loss for the period	-	-	-	-	-	(5,028,449)	(5,028,449)

Balance, May 31, 2008	-	-	47,415,499	474	7,775,358	(6,962,450)	813,382
	-
Sales of common stock	-	-	800,000	8	399,992	-	400,000
Shares issued for services	-	-	1,838,000	19	1,014,281	-	1,014,300
Exercise of warrants	-	-	740,000	7	184,991	-	184,998
Share based compensation	-	-	-	-	2,770,000	-	2,770,000
Net loss for the period	-	-	-	-	-	(6,964,811)	(6,964,811)

Balance, May 31, 2009	-	-	50,793,499	508	12,144,622	(13,927,261)	(1,782,131)

Shares and warrants issued for services	-	-	2,473,063	4	1,251,954	-	1,251,978
Notes converted into shares of common stock	-	-	53,134	1	15,939	-	15,940
Share based compensation	-	-	-	-	636,656	-	636,656
Discount on convertible notes payable	-	-	-	-	317,500	-	317,500
Net loss for the year	-	-	-	-	-	(4,653,712)	(4,653,712)

Balance, May 31, 2010	-	$-	53,319,696	$533	$14,366,671	$(18,580,973)	$(4,213,769)

CONTINUED ON NEXT PAGE

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2014
(Unaudited)

CONTINUED

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2010 (carried forward)	-	$-	53,319,696	$533	$14,366,671	$(18,580,973)	$(4,213,769)
Shares issued for services	-	-	9,670,000	97	725,679	-	725,776
Shares issued for cash	-	-	14,000,000	140	497,610	-	497,750
Notes converted into shares of common stock	-	-	110,950	1	33,379	-	33,380
Partial cost of issuance of convertible notes	-		--	-	81,598	-	81,598
Shares issued for compensation	-	-	1,000,000	10	199,990	-	200,000
Options granted during the year	-	-	-	-	580,000	-	580,000
Modification of director options	-	-	-	-	210,000	-	210,000
Net loss for the year	-	-	-	-	-	(3,083,077)	(3,083,077)
Balance, May 31, 2011		- -	78,100,646	781	16,694,927	(21,664,050)	(4,968,342)
Shares issued for cash		- -	6,221,429	62	614,938	-	615,000
Shares issued as compensation	-	-	1,750,000	18	174,982	-	175,000
Shares issued for services	-	-	1,450,000	14	344,986	-	345,000
Notes converted into shares	-	-	13,960,588	140	2,731,216	-	2,731,356
Warrants exercised	-	-	1,475,000	15	138,735	-	138,750
Stock options exercised	-	-	350,000	3	(3)	-	-
Stock options issued	-	-	-	-	989,619	-	989,619
Net loss for the year	-	-	-	-	-	(2,886,579)	(2,886,579)
Balance, May 31, 2012	-	$-	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

CONCLUDED ON NEXT PAGE

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JANUARY 21, 1998) TO FEBRUARY 28, 2014
(Unaudited)

CONCLUDED

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012 (carried forward)	-	$-	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

Shares issued for cash	-	-	6,750,000	68	587,406	-	587,474
Shares issued as compensation	-	-	1,750,000	17	314,983	-	315,000
Shares issued for services	-	-	12,000,000	120	2,259,880	-	2,260,000
Shares rescinded for services	-	-	(3,000,000)	(30)	(179,970)	-	(180,000)
Notes converted for shares	-	-	77,024	1	23,107	-	23,108
Warrants exercised	-	-	155,986	2	23,623	-	23,625
Cashless exercise of stock options	-	-	740,571	7	(7)	-	0
Stock options issued	-	-	-	-	606,933	-	606,933
Net loss for the year	-	-	-	-	-	(4,427,017)	(4,427,017)

Balance, May 31 2013	-	-	121,781,244	1,218	25,325,355	(28,977,646)	(3,651,073)

Shares issued for cash	-	-	1,900,000	19	189,981	-	190,000
Shares issued as compensation	-	-	2,250,000	22	382,478	-	382,500
Shares issued for services	-	-	9,000,000	90	1,529,910	-	1,530,000
Note converted for shares	-	-	183,074	2	39,420	-	39,422
Shares issued in settlement of convertible notes payable	-	-	2,243,524	22	269,013		269,035
Warrants exercised	-	-	866,667	9	103,324	-	103,333
Stock options issued	-	-	-	-	302,083	-	302,083
Preferred shares issued under RTC restructuring agreement	1,250,000	13	-	-	16,249,987	-	16,250,000
Net loss for the period	-	-	-	-	-	(20,101,778)	(20,101,778)

Balance, February 28, 2014	1,250,000	$13	138,224.509	$1,382	$44,391,551	$(49,079,424)	$(4,686,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods Ended February 28,		January 21, 1998 (Date of Inception Of Exploration Stage) To February 28,
	2014	2013	2014
Cash Flows From Operating Activities:

Net loss	$(20,101,778)	$(4,648,404)	$(49,079,424)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	7,583	7,582	106,322
RTC restructuring agreement – related party	16,250,000	-	16,250,000
Equity securities issued for services	2,214,583	3,549,036	18,720,346
Amortization of loan discount	92,024	-	450,424
Origination interest on derivative liabilities	486,122	-	486,122
Change in fair value of derivative liabilities	(252,708)	-	(252,708)
Adjustment to convertible notes		22,329	-
Bad debt expense	-	-	109,259
Debt reduction through legal settlements	-	-	(692,315)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	1,540	7,884	(91,247)
Increase in interest accrued on convertible notes	81,770	67,820	1,058,987
Increase in accounts payable, accrued expenses and other current liabilities	523,456	478,959	4,327,677
Net Cash Used in Operating Activities	(697,408)	(514,794)	(8,605,558)

Cash Flows From Investing Activities:
Investment in mining rights	-	-	(201,588)
Loan to affiliated company	-	-	(361,275)
Repayment of loan by affiliated company	-	-	253,000
Acquisition of equipment	-	-	(134,392)
Net Cash Used in Investing Activities	-	-	(444,255)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	190,000	392,000	5,382,724
Proceeds from exercises of warrants	103,333	23,624	533,205
Proceeds from convertible notes, net	497,000	-	3,254,500
Loan from affiliated company	-	-	70,000
Repayment of loan from affiliated company	-	-	(68,000)
Loans from officers	-	-	117,700
Repayment of loans from officers	-	-	(117,700)
Net Cash Provided by Financing Activities	790,333	415,624	9,172,429

Net increase (decrease) in cash	92,925	(99,170)	121,616

Cash beginning of period	28,691	116,669	-

Cash end of period	$121,616	$17,499	$121,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
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

Original Transaction With RTC

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation (“RTC”), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company.  The agreement was subject to shareholder approval along with shareholder approval to increase the authorized number of shares of common stock to 480 million.  The total number of shares issuable to the RTC shareholders may be reduced as described below. RTC maintains three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership (“PP LP”) and an affiliated entity of RTC. The ore supply agreements and the Toll Processing Agreement enable RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

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

Ore Supply Agreements.
RTC holds ore supply agreements and arrangements with three separate third parties, two of whom are from domestic mining properties and the third is from a mining property located in the Far East. Each of the ore concentrate suppliers has agreed to split the revenues of post plasma processing three equal ways among the ore supplier, RTC and PP LP. Under the Plasmafication Toll Processing Agreement discussed below, PP LP will bear the cost and expense of the plasma processing.

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

PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days (“Benchmark Run”) with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The guarantee is limited to the proportionate reduction of the number of shares of USPR common stock issuable to the RTC shareholders (as described below). The benchmark run must be completed prior to June 1, 2014.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
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

The RTC shareholders are Wolz International, LLC (“Wolz”), Titan Productions, Inc. (“Titan”), and Mercury6, LP (“Mercury6”). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury will receive 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of the shares of the Company), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

Restructuring Agreement With RTC
.
On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company (“PTH”). PTH is an affiliate of RTC and owns and operates a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology (“Plasma Plant”).

Pursuant to the Restructuring Agreement, the Company, RTC and the RTC Shareholders terminated ab initio the Share Exchange Agreement, and the Company entered into new agreements and instruments with the counter parties described below. These new agreements and instruments consist of (i) the Restructuring Agreement, the Technology License Agreement by and between the Company and PTH (“License Agreement”), (ii) An Equipment Purchase and Sale Agreement by and between the Company and PTH (“Equipment Purchase Agreement”), (iii) A Promissory Note issued by PTH in favor of the Company in the amount $5,000,000 (“Promissory Note”), and (iv) A Certificate of Designations relating to 1,250,000 shares of Preferred Stock (defined below) issued to RTC in connection with the transaction (“Certificate of Designations”). The closing of the Restructuring Agreement occurred on February 4, 2014 (“Closing”).

As the Company was contractually bound by the terms of the Restructuring Agreement on January 30, 2014, when it entered into the Restructuring Agreement, the terms of the Restructuring Agreement have been recognized in the accompanying financial statements effective January 30, 2014.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont

The Restructuring Agreement and related agreements and instruments provide the following material terms and conditions, among others:

Processing Rights. Under the terms of the Restructuring Agreement, PTH will process the Company’s ore concentrate at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH has informed the Company that it expects to be fully operational during the third calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH will not receive any royalty or other fee.

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH’s Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement is subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant. Under the Equipment Purchase Agreement, PTH has agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California (“Company Facility”). The plant will be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs. The estimated costs of construction for the Company Facility is approximately $18 million. The parties will formulate in the near future a draw schedule which will detail construction and payment milestones, however, in order to initiate the construction process, the Company will be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH will assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company will be required to bear the related costs. Upon completion of the facility, the Company will own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement. In addition, the parties will be required to enter into a operating and maintenance agreement which address the operation and maintenance of the Company Owned Plasma Plant.

Promissory Note. PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note is payable on or before January 30, 2015, and bears no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

No value has been assigned to the Processing Rights, Licensing Rights, PTH’s  assistance to Construct a Company Owned Plant or Promissory Note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH’s ability to meet their obligations under the terms of these agreements is dependent on their ability to raise the future funding required and to successfully develop and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont.

Preferred Stock and Certificate of Designation. In connection with the Restructuring Agreement, the Company issued to RTC 1,250,000 shares of its newly created Class A Super Voting Preferred Stock (“Preferred Stock”). The Preferred Stock has the rights privileges and preferences as is set forth in the Certificate of Designations filed with the Delaware Secretary of State. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock has 100 to 1 voting rights, voting along with the Company’s common stock, (ii). each share of Preferred Stock has 100 to 1 rights upon liquidation and distribution of the Company, (iii). each share of Preferred Stock has the right to convert into 100 shares of common stock of the company. The Company intends to increase its authorized shares of common stock from 150 million to 325 million in order to allow for the conversion of the Preferred stock.

The market value of the 1,250,000 shares of its newly created Class A Super Voting Preferred Stock is assumed to equate to the value of 125,000,000 shares of the common stock which was $16,250,000 on January 30, 2014 when the Company became contractually obligated to issue these shares.

In addition, under the Restructuring Agreement, the Company and RTC and its shareholders granted mutual releases, and provided customary representations and warranties.

The share exchange agreement was adopted by the unanimous consent of the Board of Directors of the Company, RTC, each RTC shareholders and PTH. All of the shareholders of RTC were signatories to the agreement.

The RTC shareholders are Wolz International, LLC (“Wolz”) owning 50% of RTC, Titan Productions, Inc. (“Titan”) owning 25% of RTC, and Mercury6, LP (“Mercury6”) owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company’s issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company’s issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control approximately 20% and 8% respectively, of PTH, and Mr. Pane is an officer of PTH.

Unregistered Sale of Securities.
At Closing, the Company issued to RTC 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has identical rights as 100 shares of common stock except that each share Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company).

These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.           NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont.

Material Modification to Rights of Security Holders.
On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company’s common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company’s Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

Change of Control of Registrant.
At Closing of the Restructuring Agreement, the Company issued to RTC 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has identical rights as 100 shares of common stock except that each share Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company). As a result, a change of control occurred with respect to the Company. Immediately prior to Closing, the Company had 150 million shares of common stock authorized, of which 135,259,321 shares were issued and outstanding and 10 million shares of preferred stock, of which no shares were outstanding. Immediately after Closing, the authorized, issued and outstanding shares of common stock of the Company were unchanged and the Company had 10 million shares of preferred stock authorized, of which the Company had 1,250,000 shares of preferred stock issued and outstanding designated the Series A Super Voting Preferred Stock referred to herein as the “Preferred Stock.”

After giving effect to the conversion of the Preferred Stock by RTC, RTC will own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders are Wolz International, LLC (“Wolz”) owning 50% of RTC, Titan Productions, Inc. (“Titan”) owning 25% of RTC, and Mercury6, LP (“Mercury6”) owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company’s issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company’s issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and a member of Wolz owning  51% of that company, and Chad Altieri, our Board member, is the sole owner of Mercury. Mr. Pane due to his officer position with RTC may be deemed to own or control 100% of the Preferred Stock held by RTC, however, he disclaims ownership of any shares of Preferred Stock other than the amount attributable to Wolz 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or 24% of the Company’s issued and outstanding common stock). In addition, Messrs. Pane and Altieri own or control 20% and 8% of PTH, and Mr. Pane is an officer of PTH.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont.

Mining Services Agreement With Mesa Acquisition Group LLC

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

As of February 28, 2014 Phase I was substantially complete.

Contractor will be responsible for the costs and expenses of; the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by the parties, subject however to the results of the satellite imaging. Actual mining and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for Phases 1 and 2, the Company has issued to Contractor 10 million shares of its common stock.

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
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

Nature of Operations Cont

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company’s Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but will be treated as a capital contribution and will occur after completion of development under separate agreement.

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

Amendments to Articles of Incorporation or Bylaws;
On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company’s common stock, (ii). each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii). each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company’s Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

The conversion privilege of the preferred stock contains a provision restricting conversion until such time as there are adequate common shares authorized to allow full conversion of the preferred.  On April 14, 2014, our certificate of incorporation was amended to increase to 335,000,000 the number of authorized common shares.

Significant Accounting Policies

Basis of Presentation:  Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months and nine month periods ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ended May 31, 2014. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2013 included in our Form 10-K filed with the SEC.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of February 28, 2014, none of our mineralized material met the definition of proven or probable reserves

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying unaudited consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

 Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT.

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

The accounts of U.S. Precious Metals Mexico are remeasured in US dollars as follows:

(a)
Current assets, current liabilities, and long-term monetary assets and liabilities are translated based on the rates of exchange in effect at the balance sheet dates (13.3219 pesos per US dollar at February 28, 2014 and 12.8317 at February 28, 2013.)

(b)	Non-monetary assets, liabilities, and equity accounts are translated at the exchange rates prevailing at the times of acquisition of assets, assumption of liabilities or equity investments.

(c)
Revenues and expenses are translated at the average exchange rates for each period, (13.014 pesos per US dollar for the nine month period ending February 28, 2014 and 13.0713 for February 28, 2014.) except for charges for amortization and depreciation of non-monetary assets which are translated at the rates associated with the assets.

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
FEBRUARY 28, 2014
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

Impairment of Long-Lived and Intangible Assets: In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine periods ended February 28, 2014 or 2013.

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
FEBRUARY 28, 2014
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

Derivative Financial Instruments: We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Advertising costs: Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended February 28, 2014 or 2013.

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

 Our comprehensive loss was identical to our net loss for the three and nine month periods ended February 28, 2014 or 2013.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES CONT

Significant Accounting Policies Cont

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options, warrants, and convertible preferred shares  are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and nine month periods ended February 28, 2014 or 2013, there were warrants and options outstanding to purchase shares of our common stock, and conversion privileges attached to convertible notes.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects.

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

Business Segments: We believe that our activities during the three and nine month periods ended February 28, 2014 or 2013, comprised a single segment.

Recently Issued Accounting Standards: We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.      GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as of February 28, 2014 have a working capital deficit of $4,514,647, accumulated losses of $49,079,424 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or to accomplish our objectives during the next twelve months.

As of February 28, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $408,734 totaling $958,734. On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit is discussed further under Note 6. Commitments and Contingencies below.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

2.      GOING CONCERN AND LIQUIDITY CONT.

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at February 28, 2014 was $1,755,294.

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

3.      SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended February 28,
	2014	2013
Income taxes paid	$-	$-

Interest paid	$-	$-

Equity securities issued for services
1,750,000 shares of common stock issued to directors as compensation	$-	$315,000
2,250,000 shares of common stock issued to directors as compensation	382,500	-
Cancellation of 3,000,000 shares of common stock issued to a consultant in May 2011	-	(180,000)
9,000,000 shares issued under consulting agreement	1,530,000
1,500,000 stock options issues as director’s and officer’s compensation	302,083	-
1,000,000 stock options issued as director’s compensation		114,682
Additional expense to vest previously issued options	-	71,257
14,105,485 warrants issued as an investment banking fee	-	3,228,097
Total shares and warrants issued for services	$2,214,583	$3,549,036

Liabilities settled for shares of common stock	$308,457	$23,107

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

4.      PROPERTY AND EQUIPMENT

As at February 28, 2014 and May 31, 2013 property and equipment consisted of the following:

	February 28, 2014	May 31, 2013
Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392

Less accumulated depreciation	(106,322)	(98,739)

Total property and equipment net	$28,070	$35,653

Depreciation expense for the three and nine months ended February 28, 2014 was $2,528 (2013 - $2,528) and $7,583 (2013-$7,582), respectively.

5.      CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2013	$575,000	$-	$355,923	$930,923
Issued in the period	525,000	(300,000)	-	225,000
Converted into shares of common stock	(175,000)	23,000	(16,536)	(168,536)
Amortization of loan discount	-	92,024	-	92,024
Interest adjustment	-	-	1,769	1,769
Interest accrued in the period	-	-	81,770	81,770
February 28, 2014	$925,000	$(184,976)	$422,926	$1,162,950
Less short term	(725,000)	20,822	(414,430)	(1,118,608)
Long Term	$200,000	$(164,155)	$8,496	$44,341

As at February 28, 2014, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $408,734, totaling $958,734.  The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction, as noted in Note 6 on Commitments and Contingencies.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

5.      CONVERTIBLE NOTES PAYABLE CONT

Effective October 7, 2013, a noteholder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

During the current fiscal year, the Company issued four convertible debentures to third parties. The terms of each instrument is discussed below.

A.
On July 12, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture was due on January 12, 2014 and the holder converted the entire principal amount  of the note as described further below.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815- 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. Wetherefore bifurcated the conversion feature and accounted for it as a separate derivative liability. We valued the conversion feature at default at $86,860 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month to maturity, risk free interest rate of 0.05% and annualized volatility of 50%. The balance of $86,860 was recognized as origination interest on the derivative liability and expensed on default.

Between January 15, 2014 and February 19, 2014, the holder made 9 separate conversion requests and converted the entire principal amount of the note receiving a total of 1,479,439 shares of our common stock. The holder waived their right to charge interest on this loan. The note has been satisfied in full.

On each partial settlement, we revalued the proportionate amount of the derivative liability to its fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock upon each partial conversion of the note, we transferred the proportionate balance of the derivative liability to additional paid in capital.

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

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

5.           CONVERTIBLE NOTES PAYABLE CONT.

We valued the conversion feature at origination at $171,767 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6 month to maturity, risk free interest rate of 0.11% and annualized volatility of 140%. $92,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $79,767 of the value assigned to the derivative liability was recognized as origination interest and expensed.

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

Between January 31, 2014 and February 22, 2014, the holder made 3 separate conversion requests and converted the $50,000 of the principal and $2,113.98 in accrued interest receiving a total of 764,105 shares of our common stock upon such conversions.

On each partial settlement, we revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock on partial settlement of the note, we transferred the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt discount to additional paid in capital.

At February 24, 2014, we further revalued the conversion feature of the convertible debenture relating to the remaining balance of $50,000 using the Black Scholes valuation model with the following assumptions: 5 month term, risk free interest rate of 0.070% and volatility of 69%.

Subsequent to the date for the financial statements, but prior to the issuance of this report, the holder made 2 additional conversion requests and converted the remaining principal balance of the note ($50,000) and $4,500, in accrued interest receiving a total of 854,237 shares of our common stock upon such conversions. The note has been satisfied in full. See Note 10. Subsequent Events below.

C.
On September 26, 2013, we entered into a convertible promissory note with a maximum amount of $300,000, to be fund during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We received $150,000 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

The $150,000 advance was received net of a debt discount of $16,667 and the principal balance to be repaid is $166,667. The $16,667 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

5.           CONVERTIBLE NOTES PAYABLE CONT.

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

We valued the conversion feature at origination at $452,332 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.34% and annualized volatility of 143%. $150,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $302,332 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At November 30, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.25% and annualized volatility of 133% and determined that, since origination, the fair value of our derivative liability had decreased by $111,511 to $340,821 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On February 20, 2014 we received a further net advance for 30,000 under the terms of the note.

The $30,000 advance was received net of a debt discount of $3,333 and the principal balance to be repaid is $33,333. The $3,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

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
FEBRUARY 28, 2014
(Unaudited)

5.	CONVERTIBLE NOTES PAYABLE CONT.

We valued the conversion feature at origination at $47,163 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.1842% and annualized volatility of 128%. $30,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $17,163 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At February 28, 2014, we revalued the conversion feature of the entire $200,000 convertible debenture using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.1783% and annualized volatility of 128%.

D.
On February 2, 2014, we issued a convertible debenture for $125,000 to a former lender described in note (A) above. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture is due on August 2, 2014

The effect of changes in value of the derivatives described in this note are summarized in the following table.

	Three Month Period Ended	Nine Month Period Ended
	February 28 2014	February 28, 2014
Beginning value	$500,727	$-

Value acquired during the period	134,023	728,122

Settled on issuance of common stock	(139,921)	(139,921)
Total value	494,829	618,201

Revaluation on settlement on issuance of common stock or at end of period	364,493	364,493
Income (expense)	$129,336	$252,708

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

6.      COMMITMENTS AND CONTINGENCIES

Lease – Head Office

We rent office space in Marlboro New Jersey under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month plus operating expenses. This lease is personally guaranteed by our Chairman and Chief Executive Officer. .

Leases – Mexican Operation
The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $2,234. This lease expired on February 1, 2014 and was extended for a further twelve month period on the same terms. Effective February 1, 2014 we extended the terms of the lease for a further twelve months on the same terms as before.

Effective January 1, 2014 we entered into a new rental agreement with the landowner of the land on which our mining concessions are located. Under the terms of the new agreement we agreed to pay a monthly rental of approximately $5,400 on a going basis to be able to have access to our mining concessions.

Mining rights
The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions.

The Company subsequently made the $94,000 payment due on January 31, 2014.

Legal

Convertible Note Payable

On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit, filed in New Jersey Superior Court, Monmouth County, demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The Company filed an answer to the lawsuit and in addition, filed a motion to dismiss the matter due to the lack of proper jurisdiction.  On December 20, 2013, the Court dismissed the action, without prejudice, due to lack of jurisdiction pursuant to the Company’s motion. Plaintiff subsequently filed a motion to vacate the dismissal which was granted by the Court. On January 14, 2014, the Court heard the motion to dismiss and dismissed the case for lack of jurisdiction.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

7.      STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share.

Unregistered Sale of Securities.
On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company (“PTH”). Under the terms of the agreement, the Company was contracted to issue at Closing 1,250,000 shares of Class A Preferred Stock to RTC. Each share of this Class A Preferred Stock has identical rights as 100 shares of common stock except that each share of this Class A  Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company).

The market value of the 1,250,000 shares of its newly created Class A Super Voting Preferred Stock is assumed to equate to 125,000,000 shares of the common stock which was $16,250,000 on January 30, 2014 when the Company became contractually obligated to issue these shares.

These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

7. STOCKHOLDERS’ DEFICIT CONT.

Material Modification to Rights of Security Holders.

On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company’s common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company’s Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

Common Stock and Warrants

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.00001 per share. On or about February 25, 2014, a majority of the Company’s shareholders approved the increase of the authorized common stock from 150,000,000 to 325,000,000 shares.  The Board of Directors previously approved the stated corporate action.  On March 26, 2014, the Company filed with the Securities and Exchange Commission and mailed to its shareholders a Definitive Schedule 14C with respect to the stated increase in authorized shares.

The following shares of common stock and warrants were issued and warrants cancelled in the nine month period ending February 28, 2014:

	Common Stock	Warrants
May 31, 2013	121,781,244	7,827,180
Issued for cash proceeds of $190,000	1,900,000	950,000
Issued as compensation to directors	2,250,000	-
Issued as compensation under a consulting agreement	9,000,000	-
Issued on conversion of loan notes and accrued interest	2,426,598	-
Issued on exercise of warrants	866,667	(866,667)
Warrants expired, unexercised	-	(5,985,716)
February 28, 2014	138,224,509	1,924,797

Between June 13, 2013 and August 23, 2013, the Company issued 1.9 million shares of its common stock, together with 950,000 warrants for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

On September 4, 2013, we issued 2,250,000 shares of our common stock valued as $382,500 as compensation to our directors.

On September 4, 2013, we issued 9,000,000 shares of our common stock valued as $1,530,000 as compensation under a consulting agreement to Hertell Group, a company owned by our President.

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

The conversion privilege of the preferred stock contains a provision restricting conversion until such time as there are adequate common shares authorized to allow full conversion of the preferred.  On April 14, 2014, our certificate of incorporation was amended to increase to 335,000,000 the number of authorized common shares.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT.

Common Stock and Warrants Cont.

Between October 16 and November 19, 2013, four warrants holders exercised a total of 866,667 warrants at $0.10 and $0.125 per share for total proceeds of $103,333.

Between January 14, 2014 and February 28, 2014 we issued 2,243,524 shares of common stock as settlement for $150,000 of convertible debentures and accrued interest of $4,500. Combined with the 183,074 shares of our common stock which we issued effective October 7, 2013 in settlement of a  $25,000 convertible note and accrued interest of $14,422, we issued a total of 2,426,598 shares of our common stock in settlement of $175,000 of convertible debentures and accrued interest of $18,922.

During the nine months ended February 28, 2014, 5,985,716 warrants expired unexercised.

The following table summarizes information about warrants outstanding at February 28, 2014:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.15	325,000	3.3
$0.16	924,797	17.8
$0.20	675,000	5.5
Total	1,924,797	11.1

Stock Options

In August 2008, our shareholders approved a Stock Option Plan (the “Plan”). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

	Stock Options Outstanding and Exercisable	Weighted Average Exercise Price
May 31, 2013	16,500,000	$0.13
Granted	1,500,000	0.21
Cancelled	(500,000)	(0.18)
Cancelled or forfeited	-	-
February 28, 2014	17,500,000	$0.13

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

7.      STOCKHOLDERS’ DEFICIT CONT.

Stock Options Cont.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2014

Exercise Price	Stock Options Issued and Exercisable	Intrinsic Value of Stock Options Issued and Exercisable	Weighted Average Life of Stock Options Issued and Exercisable in Years
$0.065	6,000,000	$390,000	2.1
$0.07	1,000,000	60,000	1.6
$0.12	1,000,000	10,000	3.6
$0.16	3,500,000	-	3.2
$0.18	1,000,000	-	2.9
$0.185	1,000,000	-	2.7
$0.19	1,000,000	-	4.4
$0.20	500,000	-	2.6
$0.22	1,000,000	-	4.2
$0.25	1,000,000	-	4.3
	17,500,000	$460,000	2.9

The aggregate intrinsic value represents the difference between our closing stock price of $0.13 per share as of February 28, 2014 and the exercise price multiplied by the number of options outstanding and exercisable as of that date.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

8.      RELATED PARTY TRANSACTIONS CONT

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company (“PTH”). Pursuant to the Restructuring Agreement 1,250,000 shares of our a designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. The RTC shareholders are Wolz International, LLC (“Wolz”) owning 50% of RTC, Titan Productions, Inc. (“Titan”) owning 25% of RTC, and Mercury6, LP (“Mercury6”) owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company’s issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company’s issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control approximately 20% and 8% respectively, of PTH, and Mr. Pane is an officer of PTH.

9.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

10.      SUBSEQUENT EVENTS

On March 5, 2014, a holder of an outstanding convertible note converted the remaining $50,000  balance of the promissory note and $4,500 in accrued interest and received 764,105 shares of our common stock upon such conversion. The promissory note was satisfied in full.

This increase in the number of authorized common shares was approved by the shareholders at a meeting on February 25, 2014 with a record date of March 3, 2014.

On March 26, 2014, the Company filed with the Securities and Exchange Commission and mailed to its shareholders a Definitive Schedule 14C with respect to the increase in authorized shares of common stock from 150,000,000 to 325,000,000.

On April 4, 2014, we issued a convertible debenture for $150,000. The convertible debenture has a 6 month term and bears interest of 12%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture.

Between April 8 – 11. 2014 we issued 1,666,667 shares and 833,334 twelve month warrants with an exercise price of $0.125 for cash consideration of $125,000.

On April 14, 2014 the certificate of incorporation of the Company was amended to increase to 335,000,000 the number of authorized common shares.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no events subsequent to February 28, 2014 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2013 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

▪	Our current financial condition and immediate need for capital;
▪	Potential dilution resulting from the issuance of new securities for any funding;
▪	Unexpected changes in business and economic conditions;
▪	Change in interest rates and currency exchange rates;
▪	Timing and amount of production, if any;
▪	Technological changes in the mining industry;
▪	Changes in exploration and overhead costs;
▪	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
▪	Results of future feasibility studies, if any;
▪	The level of demand for our products;
▪	Changes in our business strategy;
▪	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
▪	The uncertainty of mineralized material estimates and timing of development expenditures;
▪	Commodity price fluctuations; and
▪	Changes in exploration results.

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures in the future, most of our investment in mining properties do not appear as an asset on our balance sheet.

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

The Share Exchange Agreement was approved by an independent committee of Directors, subject however to shareholder approval. In addition to normal closing conditions, the Company would have been required to obtain shareholder approval of the transaction, as well as shareholder approval to an increase in its authorized shares necessary to complete the transaction. No approval was obtained as this Agreement was cancelled and replaced by Restructuring Agreement.

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

Ø
Phase 1 entailed the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

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

 On July 9, 2013, the Company’s Board of Directors approved and recommended that the Company increase its authorized shares of common stock from 150,000,000 to 475,000,000 and that the proposed action be submitted to a vote of its shareholders. The purpose of the action was to enable to Company to complete the Share Exchange Agreement with Resource Technology Corporation pursuant to which the Company would have been required to issue 290,000,000 shares of its common stock to the shareholders of Resource Technology Corporation (“RTC Transaction”) (See Company’s Form 8-K filed with the Securities and Exchange Commission on May 17, 2013). The Share Exchange Agreement was previously approved an independent committee of Directors, however subject to subsequent approval of the Company’s shareholders. The record date established by the Board of Directors was July 9, 2013, however, it was subsequently changed by the Board of Directors to September 16, 2013 (“Record Date”).

The Company intended to seek the written consent of stockholders as of September 16, 2013 holding in excess of a majority of the voting stock to affect the Proposed Actions. If the proposed action were not adopted by written consent, it would have been required to be considered by the Company’s stockholders at special stockholders meeting. The Company intended to file a notice to non-voting stockholders in the form of a Schedule 14C Information Statement. Pursuant to Section 228 of the DGCL, no advance notice is required to be provided to the other stockholders; who have not consented in writing to such action, of the taking of the stated corporate action without a meeting of stockholders. No additional action will be undertaken pursuant to such written consents, and no dissenters’ rights under the DGCL are afforded to the company stockholders as a result of the action to be taken.

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

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group received 9,000,000 shares of our common stock, valued at $1,530,000. The term of the Consulting Agreement is three years.

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

On September 26, 2013, we entered into a convertible promissory note for maximum of $300,000 with a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We received $150,000 upon closing the note.   The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion. On February 20, 2014 we received a further net advance for 30,000 under the terms of an this convertible debenture as detailed below.

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

Effective November 14, 2013 one shareholder of ours exercised warrants to acquire 100,000 shares of our common stock at $0.10 per share and on November 19, 1013 a second shareholder of ours exercised warrants to acquire 66,667 shares of our common stock at $0.10 per share

Between January 15, 2014 and February 19, 2014, we settled a $100,000 convertible debenture by converting the entire principal amount of the note into 1,479,439 shares of our common stock. The holder waived their right to charge interest on this loan. The note has been satisfied in full.

Between January 31, 2014 and February 22, 2014, we settled $50,000 of the principal of a convertible loan note and $2,114 in accrued interest into 764,105 shares of our common stock.

On February 2, 2014, we issued a convertible debenture for $125,000 to a former lender described in note (A) above. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture may be prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance shall be convertible into shares of the common stock at a 42% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture is repayable on August 2, 2014

On February 20, 2014 we received a further net advance for 30,000 under the terms of an existing convertible debenture. The $30,000 advance was received net of a debt discount of $3,333 and the principal balance to be repaid is $33,333. The $3,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

Restructuring Agreement.
On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company (“PTH”). PTH is an affiliate of RTC and owns and operates a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology (“Plasma Plant”).

Pursuant to the Restructuring Agreement, the Company, RTC and the RTC Shareholders terminated ab initio the Share Exchange Agreement, and the Company entered into new agreements and instruments with the counter parties described below. These new agreements and instruments consist of (i) the Restructuring Agreement, the Technology License Agreement by and between the Company and PTH (“License Agreement”), (ii) An Equipment Purchase and Sale Agreement by and between the Company and PTH (“Equipment Purchase Agreement”), and (iii) A Promissory Note issued by PTH in favor of the Company in the amount $5,000,000 (“Promissory Note”), and (iv) A Certificate of Designations relating to 1,250,000 shares of Preferred Stock (defined below) issued to RTC in connection with the transaction (“Certificate of Designations”). The closing of the Restructuring Agreement occurred on February 4, 2014 (“Closing”).

As the Company was contractually bound by the terms of the Restructuring Agreement on January 30, 2014, when it entered into the Restructuring Agreement, the terms of the Restructuring Agreement have been recognized in the accompanying financial statements effective January 30, 2014.

The Restructuring Agreement and related agreements and instruments provide the following material terms and conditions, among others:

Processing Rights. Under the terms of the Restructuring Agreement, PTH will process the Company’s ore concentrate1 at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH has informed the Company that it expects to be fully operational during the third calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH will not receive any royalty or other fee.

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH’s Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement is subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant. Under the Equipment Purchase Agreement, PTH has agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California (“Company Facility”). The plant will be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs. The estimated costs of construction for the Company Facility is approximately $18 million. The parties will formulate in the near future a draw schedule which will detail construction and payment milestones, however, in order to initiate the construction process, the Company will be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH will assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company will be required to bear the related costs. Upon completion of the facility, the Company will own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement. In addition, the parties will be required to enter into a operating and maintenance agreement which address the operation and maintenance of the Company Owned Plasma Plant.

Promissory Note. PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note is payable on or before January 30, 2015, and bears no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

No value has been assigned to the Processing Rights, Licensing Rights, PTH’s  assistance to Construct a Company Owned Plant or Promissory Note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH’s ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Preferred Stock and Certificate of Designation. The Company issued to RTC 1,250,000 shares of its newly created Class A Super Voting Preferred Stock (“Preferred Stock”). The Preferred Stock has the rights privileges and preferences as is set forth in the Certificate of Designations. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company’s common stock, (ii). each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, and (iii). each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the company. The Company intends to increase its authorized shares of common stock from 150 million to 325 million in order to allow for the conversion of the Preferred stock.

The market value of the 1,250,000 shares of its newly created Class A Super Voting Preferred Stock is assumed to equate to 125,000,000 shares of the common stock which was $16,250,000 on January 30, 2014 when the Company became contractually obligated to issue these shares.

In addition, under the Restructuring Agreement, the Company and RTC and its shareholders granted mutual releases, and provided customary representations and warranties.

The share exchange agreement was adopted by the unanimous consent of the Board of Directors of the Company, RTC, each RTC shareholders and PTH. All of the shareholders of RTC were signatories to the agreement.

The RTC shareholders are Wolz International, LLC (“Wolz”) owning 50% of RTC, Titan Productions, Inc. (“Titan”) owning 25% of RTC, and Mercury6, LP (“Mercury6”) owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company’s issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company’s issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control approximately 20% and 8% respectively, of PTH, and Mr. Pane is an officer of PTH.

Unregistered Sale of Securities.
At Closing, the Company issued to RTC 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has identical rights as 100 shares of common stock except that each share Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company).

These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.

Material Modification to Rights of Security Holders.
On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company’s common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company’s common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company’s Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

Change of Control of Registrant.
At Closing, the Company issued to RTC 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has identical rights as 100 shares of common stock except that each share Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company). As a result, a change of control occurred with respect to the Company. Immediately prior to Closing, the Company had 150 million shares of common stock authorized, of which 135,259,321 shares were issued and outstanding and 10 million shares of preferred stock, of which no shares were outstanding. Immediately after Closing, the authorized, issued and outstanding shares of common stock of the Company were unchanged and the Company had 10 million shares of preferred stock authorized, of which the Company had 1,250,000 shares of preferred stock issued and outstanding designated the Series A Super Voting Preferred Stock referred to herein as the “Preferred Stock.”

After giving effect to the conversion of the Preferred Stock by RTC, RTC will own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders are Wolz International, LLC (“Wolz”) owning 50% of RTC, Titan Productions, Inc. (“Titan”) owning 25% of RTC, and Mercury6, LP (“Mercury6”) owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company’s issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company’s issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and a member of Wolz owning approximately 51% of such company, and Chad Altieri, our Board member, is the sole owner of Mercury. Mr. Pane due to his officer position with RTC may be deemed to own or control 100% of the Preferred Stock held by RTC, however, he disclaims ownership of any shares of Preferred Stock other than the amount attributable to Wolz 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or 24% of the Company’s issued and outstanding common stock). In addition, Messrs. Pane and Altieri own or control 20% and 8% of PTH, and Mr. Pane is an officer of PTH.

Liquidity and Capital Resources
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as of February 28, 2014 have a working capital deficit of $4,514,647 accumulated losses of $49,079,424 since Inception (January 21, 1998), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or to accomplish our objectives during the next twelve months.

As of February 28, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $408,734 totaling $958,734 On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes and was dismissed for lack of jurisdiction.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012
We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. The total balance due to our former attorneys, including accrued interest, at February 28, 2014 was $1,755,294.

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

To date, we have raised capital through the issuance of our common stock and warrants and convertible debentures, and the exercise of outstanding warrants and sales, which includes the following:

•
During the nine months ended February 28, 2014, we issued 1.9 million shares of our common stock, together with warrants to buy 950,000 shares of our common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

•	Between October 16 and November 19, 2013, four warrants holders exercised a total of 866,667 warrants at $0.10 and $0.125 per share for total proceeds of $103,333.

•	During the nine months ended February 28, 2014, we received net proceeds of $497,000 from the issuance of four convertible debentures.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2013 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2013

Revenue
We earned no revenue in either the three months ended February 28, 2014 or 2013 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the three months ended February 28, 2014, we incurred general and administrative expenses of $395,529 compared to $32,066 incurred in the three months ending February 28, 2013, an increase of $363.463. Of this increase $240,000 arose due to a credit we recognized in the three months ended February 29, 2013 from the cancellation of 1 million shares previously issued to a consultant in the current year. The balance on the increase related to increases in accrued salaries, mining interest payments and professional fees.

RTC Restructuring Agreement – related Party
Pursuant to the RTC Restructuring Agreement that we entered into on January 30, 2014, the Company issued 1,250,000 shares of its preferred stock with a market value of $16,250,000 in return for the receipt of certain Processing Rights, Licensing Rights, a promise of PTH’s assistance to construct and partially pay one third of a Company owned plasma plant and a $5 million promissory note.

No value has been assigned to the Processing Rights, Licensing Rights, PTH’s  assistance to construct and partially pay a Company owned plant or the promissory note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH’s ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Other income expense
During the three months ended February 28, 2014, we incurred other expenses of $75,627 compared to other income of $124,586 during the three months ended February 28, 2013.

During the three months ended February 28, 2013, we recognized other income of $180,000 in respect to the cancellation of 3 million shares of our common stock issued to a consultant in a prior year. There was no such other income recognized in the three months ended February 28, 2014.

During the three months ended February 28, 2014, we recognized a gain $129,336 on the revaluation of derivative instruments during the period. No derivative instruments were issued and outstanding during the three months ended February 28, 2013

During the three months ended February 28, 2014, we recognized loan interest expense of $204,963 compared to $55,414 during the three months ended February 28, 2013. The increase in loan interest, origination interest on derivative liabilities and amortization of debt between the two periods reflects the fact that we borrowed $497,000 in convertible debentures since the three months ended February 29, 2013.

Net loss
The net loss for the three months ended February 28, 2014 was $16,731,156 compared to a profit 92,250 during the three months ended February 28, 2013, a change of $16,813,676 due to the factors discussed above.

NINE MONTHS ENDED FEBRUARY 28, 2014 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2013

Revenue
We earned no revenue in either the nine months ended February 28, 2014 or 2013 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses
During the nine months ended February 28, 2014, we incurred general and administrative expenses of $3,349,891, compared to the $4,659,291 incurred in the nine months ending February 28, 2013, a decrease of $1,309,400, or 38%. The decrease relates primarily to the fact that in the nine months ended February 29, 2013, we issued 14,104,485 warrants valued at $3,228,097 as an investment banking fee. By comparison, in the nine months ended February 28, 2014, we issued 9 million shares value at $1,530,000 as compensation for a consulting agreement. The difference in value between these two transactions was $1,698,097 and explains the majority of the $1,309,400 difference between the periods.

RTC Restructuring Agreement – related Party
Pursuant to the RTC Restructuring Agreement that we entered into on January 30, 2014, the Company we issued 1,250,000 shares of its preferred stock with a market value of $16,250,000 in return for the receipt of certain Processing Rights, Licensing Rights, a promise of PTH’s assistance to construct a Company owned plasma plant and a $5 million promissory note.

No value has been assigned to the Processing Rights, Licensing Rights, PTH’s assistance to construct a Company owned plant or the promissory note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH’s ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Other income expense
During the nine months ended February 28, 2014, we incurred other expense of $501,887 compared to other income of $10,887 during the nine months ended February 28, 2013.

During the nine months ended February 28, 2013, we recognized other income of $180,000 in respect to the cancellation of 3 million shares of our common stock issued to a consultant in a prior year. There was no such other income recognized in the nine months ended February 28, 2014.

During the nine months ended February 28, 2014, we recognized a gain $252,708 on the revaluation of derivative instruments during the period. No derivative instruments were issued and outstanding during the nine months ended February 28, 2013

During the nine months ended February 28, 2014 we recognized loan interest expense of $754,595 compared to $169,113 during the three months ended February 28, 2013. The increase in loan interest, origination interest on derivative liabilities and amortization of debt between the two periods reflects the fact that we borrowed $497,000 in convertible debentures since the nine months ended February 29, 2013.

Net loss
The net loss for the nine months ended February 28, 2014 was $20,101,778 compared to $4,468,404 during the nine months ended February 28, 2013, an increase of $15,633,374 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2013

Net cash flow used in operations in the nine months ended February 28, 2014 was $697,408 compared to $514,794 for the nine months ended February 28, 2013, an increase of $182,614, or 35%.

In the nine months ended February 28, 2014 our net loss was $20,101,778 which was offset by $18,797,604 in non-cash items and cash generated from an increase in net operating liabilities of $606,767 to arrive at net cash used in operations of $687,408. By comparison, in the nine months ended February 28, 2013, our net loss was $4,648,404 which was offset by $3,556,618 in non-cash items and a positive movement in operating assets and liabilities of $576,992 to arrive at net cash used in operations of $514,794.

No cash flow was provided by, or used in, investing activities during the nine month period ended February 28, 2014 or 2013.

Net cash flow generated from financing activities was $790,333 in the nine months ended February 28, 2014, compared to $415,624 for the nine months ended February 28, 2013, an increase of $374,709.

During the nine months ended February 28, 2014, we received $190,000 from the sale of shares of our common stock, $103,333 from the exercise of warrants and $497,000 from the issuance of convertible debentures. By comparison during the nine months ended February 28, 2013, we received $392,000 from the sale of shares of our common stock and $23,624 from the exercise of warrants.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 28, 2014.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2014.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended February 28, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Noteholder Action

On September 30, 2013, we were served with a lawsuit by a holder of our convertible notes. The lawsuit, filed in New Jersey Superior Court, Monmouth County, demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The Company filed an answer to the lawsuit, and in addition, flied a motion to dismiss the matter due to the lack of proper jurisdiction.  On December 20, 2013, the Court dismissed the action, without prejudice, due to lack of jurisdiction pursuant to the Company’s motion. Plaintiff subsequently flied a motion to vacate the dismissal which was granted by the Court. On January 14, 2014, the Court heard the motion to dismiss and dismissed the case for lack of jurisdiction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended February 28, 2014:

•
 we issued 1.9 million shares of our common stock, together with warrants to buy 950,000 shares of our common stock for proceeds of $190,000. The warrants had terms of 6 or 12 months and exercise prices of $0.15 or $0.20.

•	four warrants holders exercised a total of 866,667 warrants at $0.10 and $0.125 per share for total proceeds of $103,333.

•	we received net proceeds of $497,000 from the issuance of four convertible debentures.

•	We settled convertible promissory notes and debentures of $175,000 and accrued interest of $16,536 through the issuance of 2,246,598 shares of our common stock.

These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at February 28, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $408,734 totaling $958,734.

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

During the three and nine month periods ending February 28, 2014 and, 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and nine month periods ending February 28, 2014 and, 2013.

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
Date: April 21, 2014

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: April 21, 2014