Form 10-K
period 2014-05-30
U S PRECIOUS METALS INC
filed 2014-09-10
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

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
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's as of the last business day of the registrant's most recently completed second fiscal quarter: $17,354,494 at November 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant had 154,186,035 shares of common stock issued and outstanding as of September 4, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the "Securities Act"): None

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2014

TABLE OF CONTENTS

PART I		Page
ITEM NO.
1	BUSINESS	5
1A	RISK FACTORS	13
1B	UNRESOLVED STAFF COMMENTS	23
2	PROPERTIES	23
3	LEGAL PROCEEDINGS	25
4	MINE SAFETY DISCLOSURES	25

PART II
5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
6	SELECTED FINANCIAL DATA	28
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
9A	CONTROLS AND PROCEDURES	36
9B	OTHER INFORMATION	37

PART III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37
11	EXECUTIVE COMPENSATION	41
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	42
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	44
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

PART IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	47
	SIGNATURES	84

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This annual report on Form 10-K (this "Annual Report") contains certain forward-looking statements that are subject to risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report, the words "anticipate," "believe," "plan," "target," "estimate," "intend," "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our strategy, future plans for exploration and production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this Annual Report are based upon information available to our management on the date of this Annual Report.

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under "Item 1A. Risk Factors." More broadly, these factors include, but are not limited to:

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

We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described under "Item 1A. Risk Factors." The list above, together with the factors described under "Item 1A. Risk Factors," is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Annual Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Annual Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Summary Of Business

U.S. Precious Metals, Inc. (OTC-QB: Symbol "USPR") was incorporated in the State of Delaware on January 21, 1998. As used herein, " we," " us," " our," the " Company " or " USPR " mean U.S. Precious Metals, Inc. and U.S. Precious Metals de Mexico, S.A. de C.V. (our " Mexican Subsidiary ") unless otherwise indicated. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We focus on gold, silver and copper primarily located in the State of Michoacán, Mexico where we own eight exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the "Solidaridad Property"). Our mining concessions grant us the right to explore and exploit the minerals found in the ground pursuant to the regulations, rules and directives imposed by the Mexican government. See "Item 2. Properties" for more information about our mining concessions.

In addition to our mining concessions in Mexico, we have received licensing and other rights to a technology known as plasma processing from Resource Technology Corp. ("RTC") and an affiliated entity (See "Item 1 - Transactions with Resource Technology Corp" below).

Location of Concessions and Maps

The Company's mining concessions are located in southeastern Michoacán near the western border with State of Guerrero.  The property is located within a metallogenic province that has a long history of mining.  The property can be accessed by a paved road from the city of Morelia to the small village of Paso de Nunez, which is a 4 hour drive south.  From Paso de Nunez, the property is 14 kilometers north on a road that is partially paved. The property lies within a region referred to as Tierra Caliente in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The climate is usually very warm with a rainy season from July through the early part of September.
The following map illustrates the location of the State of Michoacán in Mexico.

The following is a geographical map of the State of Michoacán.  The capital of Michoacán is Morelia depicted by a red star.  The primary route from Morelia to our concessions is shown as a black irregular line and the concessions are indicated by a red rectangle.
USPR Concessions
Morelia

ON DE MINAS QUE APARECEN EN EL MAPA
ESTADO DE GUANAJUATO
EDO DE QRO
ESTADO DE MEXICO
ESTADO DE GUERRERO
EDO DE COL
OCEANO PACIFICO
EXPLICACION
EXPLANATION
SIMBOLOS TOPOGRAFICOS
TOPOGRAPHIC SYMBOLS
Capital del estado
State capital
Ciudades importantes
Major city
1:500,000

Geology and Mineralization

The Solidaridad Property is located within the geographic region of southern Michoacán referred to as Tierra Caliente and south of the Trans-Mexican Volcanic Belt. This geographic region is characterized by rugged volcanic mountain terrain.

Our drilling programs have identified a sedimentary sequence consisting of phyllites and schists on the surface. The sedimentary sequence is believed to be Cretaceous/Tertiary in age. Below the metasediments are black shales, thin lenses of sandstone and mudstones with interbedded volcanic dikes and sills. The entire sequence is dipping approximately 50 degrees. The property is heavily faulted. Quartz sulfide veins also exist, frequently and inconclusively concordant with the sedimentary units and are enriched in sulfide mineralization consisting mainly of pyrite and chalcopyrite in varying proportions. Galena and sphalerite occur infrequently. Gold and silver tend to occur in the pyrite and chalcopyrite, however silver minerals have been found in veins exposed on the surface.  Additionally copper oxide minerals are found routinely on the surface and within the dry washes.

Prior Exploration Activities

The property was discovered in 1995 by La Esperanza de Oro, SA de CV. ("La Esperanza") after a favorable report by their geologist. Exploration on the property was conducted by La Esperanza in 1996 and MIM Holdings (now Xstrata) ("MIM") in 1997 – 1998. Geochemical soil surveys by La Esperanza showed anomalous mineralized material readings for gold, silver and copper. The anomalies extended out several thousand feet both north and south of the workings. MIM also identified large coincident gold-in-soil and induced-polarization anomalies, which broadly define a mineralized area measuring 3 kilometers north-south by 500 meters east-west. MIM identified several NE/SW trending mineralized structures within this area, and tested them with 21 reverse circulation (RC) drill holes.  Most of the drill holes reached depths of only 150 meters. The drilling identified an area known as the Main Zone and indicated gold-copper-silver mineralization. Two other areas of mineralization identified by MIM include the North Zone, which lies 300 meters north of the Main Zone, and Cuendeo, which lies 2 kilometers to the south. Little is known of the sampling methods made by La Esperanza or MIM Holdings. We have not substantiated their findings and do not currently have the funding to do so.

Present Condition of Our Property

To date, we have invested approximately $2,091,000 in our preliminary determinations of mineralized material located on the Solidaridad Property, which includes two core drilling programs conducted in 2008 and 2010.  More recently, we have conducted satellite imagery and a FSPEF/VERS geophysical ground study described below.

Prior Drilling Programs.
In 2008, we conducted a core drilling program wherein we completed 14 drill holes within an area of approximately five acres. Ten of the drill holes demonstrated significant mineralized material, of which four holes twinned the MIM reverse circulation holes, and confirmed the prior MIM results. The remaining six drill holes expanded the Main Zone, and provided information to assist in calculating a resource estimate. Additional drilling in this area will be necessary in order to provide an accepted resource estimate. Four of the drill holes did not demonstrate significant results however they did provide parameters of the mineralized zones. As a result of this drilling program, we determined that gold, silver and copper are present in the drilled portion of the Solidaridad Property. This five acre area drilled in 2008 represents approximately 0.00135% of the Solidaridad Property (the "Explored Area"), meaning approximately 99.965% of the Solidaridad Property remains unexplored (the "Unexplored Area").

Based on the results of the 2008 drilling campaign, the Company's Board of Directors decided that a second phase of drilling was appropriate to understand more about the mineral occurrence within the concessions. The second phase was initiated in April 2010 with plans to drill an additional 10,000 meters. We completed 11 additional drill holes or approximately 3,000 meters in the 2010 drilling campaign. Our drilling program was reduced due to lack of funds at the time. Our drilling focused on defining the previously discovered mineralized zones from 2008 and expanding to new areas and targets that met specific guidelines. This approach has resulted in the discovery of additional zones of mineralized material.  Of the 11 drill holes, we believe that 2 important drill holes (intercepts) changed our drilling strategy for our next drilling campaign.   One drill hole located approximately 200 meters south of the Main Zone and referred to as the "Southern Extension," intersected a 3 meter section of sulfide ore approximately 600 feet below the valley floor.  Previous drilling was not conducted at these depths.  A second core hole was drilled between the North Zone identified by MIM and the Main Zone to investigate whether these two zones (approximately 1 kilometer apart) are connected at depth.  Mineralized material was intersected in the second hole but additional drilling is required to define the mineralized zone that possibly connects the North Zone and Main Zone. The results of the 2010 drilling campaign further indicate that gold, silver and copper are present on a portion of the Solidaridad Property, and that additional exploration on the property is warranted.

As mentioned, we have completed a total of twenty five drill holes. Of the total, five holes did not show significant mineralization.  As part of our core drilling program approximately 7,300 meters of core were produced. The core was sent to our laboratory in Morelia where the core was logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is crushed, pulverized, and split with a small sample shipped to an ALS Chemex facility in Vancouver, Canada. Subsequently, ALS Chemex provided the core log and assay results to us. We complied the information and then plotted on cross sections allowing our geological staff to interpret the ore zones, stratigraphy, structural components, which provides invaluable information for additional drill targets

The map below depicts the drill hole locations for the 2008 and 2010 drilling programs.

During the later part of fiscal 2010 and through the current fiscal year, we have been unable to raise sufficient funds to complete the entire proposed 2010 drill program. Our management believes that our property is highly prospective and will continue to invest resources into the exploration of the Solidaridad Property. Subject to the availability of funds, we expect to further define through surface exploration and additional drilling the mineral potential of the Explored Area, as well as determine whether the Unexplored Area contains mineralized material.  Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas, which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. In addition, additional potential locations were identified from the results of our satellite imagery. However, we may need to conduct further exploration and field mapping, which will include the results of geophysical ground studies (discussed below), before we finalize our decisions as to target locations.

Our proposed exploration and drilling strategy has two components: (i) definition drilling designed to increase our understanding of any mineralized material to include a resource estimate located on the Explored Area; and (ii) exploratory drilling on targets generated by field mapping, soil surveys and stream sediment surveys on the Unexplored Area.

We also may engage mining professionals as consultants and/or employees to survey the property, apply industry standard methodologies and to develop and implement a business plan appropriate for the size of the Solidaridad Property as well as any mineralized material identified during the exploration process.  We cannot predict the results of our efforts, however our technical team is confident that there are numerous areas with a high probability for in-situ mineralization because of the superior assay results from samples taken from the dry washes and outcrops.

Satellite Imagery, FSPEF/VERS and Future Exploration/Exploitation.
On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Mesa Acquisitions"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions (See "Mining Services Agreement of this Part 1 below" and "Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Events").

In connection with Phase I of the Mining Services Agreement ("MSA"), Mesa Acquisition commissioned and completed a high spectrum UV laser satellite imaging of approximately 2,000 acres of our property, mainly in Solidaridad I and parts of Solidaridad II and III.  The technology was developed in Ukraine and carried out by Consorcio de Tecnologias Avanzadas de Columbia Ltda (CTAC). The satellite imaging, initially using a 1:6000 resolution, identified 27 anomalies of gold mineralization. The satellite imaging data subsequently was re-run using a using a 1:2000 resolution and resulted in identifying a total of 71 anomalies.  In June 2014, through Mesa Acquisition, the Company completed the ground work or second part of Phase I under the MSA of identifying and defining mineralization previously depicted by satellite imagery. The ground work consisted of two specific geophysical techniques; "Forming Short-Pulsed Electromagnetic Fields" (FSPEF) and "Vertical Electric-Resonance Sounding" (VERS).  An 8 person ground crew worked on site for a total of 15 days, taking 210 readings on 70 kilometers of lines, concentrating mainly on the 71 identified satellite imagery anomalies. In addition, the geophysical survey was significantly expanded to include areas well outside the original contracted area.  These areas included terrain in the north where sulfide veins occur on the surface, to the east where higher grade anomalies were detected and to the south in an area known as Cuendeo, which has received limited exploration work in prior years.  As of the date of this report, the Company has not received the results of the above described geophysical ground work.

As a result of the satellite imagery and related ground results, we may initiate a third drilling campaign, as well as conduct other exploration activities on our property.  In addition, the Company is in discussions with a third party contractor that is working closely with our technical staff to initiate a small scale mining campaign on the property.  Our ability to conduct these future operations will be subject to available funding.

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

In June 2011, we completed a Technical Report on its mining property located in Michoacán, Mexico ("Technical Report"). The Technical Report is entitled PRECIOUS AND BASE METALS DEPOSIT AT LA SABILA RANCH IN SOUTHERN MICHOACAN, MEXICO. The Technical Report has been authored jointly as Qualified Persons by Michael Floersch of Applied Minerals, Inc., Thompson Falls, Montana and Betty Gibbs of Gibbs Associates, Boulder, Colorado. The Company believes that the Technical Report is compliant with National Instrument 43-101 –Standards of Disclosure for Mineral Projects implemented by the Canadian Securities Administrators, however, the Company has not filed its report with any Canadian authority to determine compliance. Moreover, the Technical Report has not been reviewed and/or accepted by any Canadian or US regulatory authority. Please refer to the Company Form 8-K filed on June 9, 2011 or to the Company's website for a complete copy of the Technical Report (usprgold.com).

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

Employees

Our directors and officers devote such time and attention as is required to the business and affairs of the Company. In the US we currently retain two consultants on a full time basis, one of which is a director and four consultants on a part time basis, two of which are directors. We also employ three Mexican nationals as permanent, full time employees of the Mexican Subsidiary

Competitive Business Conditions

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

Prior to the commencement of any exploitation program, we will secure various regulatory permits from federal, state and local agencies. These government and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental ("MIA"), be prepared by a third-party contractor for submission to SEMARNAT. The Company's has prepared a new MIA which is currently under review by the University of Michoacán.  We anticipate that the new MIA will be submitted in the next 60-90 days. Studies required to support the MIA include a detailed analysis of the following areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. We had previously submitted a now expired MIA which was approved for a small portion of the Solidaridad Property. In addition to our current MIA, we expect to submit MIA's for other portions of the Solidaridad Property depending upon obtaining sufficient funding.

We will obtain at the appropriate time the necessary environmental permits, licenses or approvals required for our operations. We are not aware of any material violation of environmental permits, licenses or approvals issued with respect to our operations.

Likewise, we must comply with all mining regulations imposed by the Mexican government, including the periodic filing of reports disclosing prospecting efforts, drilling and property upgrades such as water wells, and road improvement, and the payment of surface taxes with respect to our mining concessions. The department responsible for all mining activities is the Ministry of Economy through its General Mining Bureau Direcciуn General de Minas. The General Mining Bureau issues all mining permits, licenses and approvals required with respect to mining concessions. All mining companies, agreements, resolutions and other rights and obligations related to mining concessions have to be recorded before the Public Registry of Mining Registro Publico de Mineria. We are not aware of any material violation of mining regulations, permits, licenses or approvals issued with respect to our mining concessions.

In connection with our business activities in Mexico, under Mexican law, all Mexican corporations in which foreign investors participate as shareholders, regardless of the amount of the investment, must be registered before the National Registry of Foreign Investment Registro Nacional de Inversiones Extranjeras ("NRFI") and shall comply with the periodical obligations and filings provided by the Foreign Investment Law Ley de Inversiуn Extranjera ("FIL"). We have registered our Mexican Subsidiary before the NRFI and complied with all obligations under the FIL. In addition, Mexican law imposes certain corporate obligations to all Mexican companies under the General Law of Commercial Companies Ley General de Sociedades Mercantiles and our Mexican Subsidiary is in compliance of all its corporate obligations imposed by such law.

Because we have employees in Mexico, we are also subject to regulations affecting employee pay, benefits and the like. These laws are different in Mexico than they are in the U.S. and can be more costly to the Company.

Transactions with Resource Technology Corp.

On May 20, 2013, the Company filed a Form 8-K to disclose the Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation ("RTC") and the RTC shareholders ("Share Exchange Agreement") to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company, subject to the terms and conditions therein.  This agreement has been terminated ab initio and superseded by the Restructuring Agreement and related agreements and instruments described herein below.

While the Share Exchange Agreement and related transactions are generally described below, please refer to the stated Form 8-K for a more complete description of the stated transaction.

The transaction included three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership ("PP LP"). The ore supply agreements and the Toll Processing Agreement enabled RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements. PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The parties believed that initial upgrades to the facility would commence within 90 to 120 days from the date of the agreement which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility, which would increase its capacity to approximately 27 tons/day. PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The agreement provided that if the Benchmark Run did not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The completion date for the Benchmark Run was June 1, 2014.

The RTC shareholders are Wolz International, LLC ("Wolz"), which owns 50%, Titan Productions, Inc. ("Titan"), which owns 25%, and Mercury6, LP ("Mercury6") which owns 25%. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock.  Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

The Share Exchange Agreement was approved by an independent committee of Directors, subject however to shareholder approval. In addition to normal closing conditions, the Company would have been required to obtain shareholder approval of the transaction, as well as shareholder approval to an increase in its authorized shares necessary to complete the transaction.
No approval was obtained as this Agreement was terminated and replaced by Restructuring Agreement (described below).

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). PTH is an affiliate of RTC and owns and operates a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology ("Plasma Plant").

Pursuant to the Restructuring Agreement, the Company, RTC and the RTC Shareholders terminated ab initio the Share Exchange Agreement, and the Company entered into new agreements and instruments with the counter parties described herein consisting of; the Restructuring Agreement with all parties, a Technology License Agreement with PTH, an Equipment Purchase and Sale Agreement with PTH and a Promissory Note issued by PTH in favor of the Company in the amount $5,000,000.

The Restructuring Agreement and related agreements and instruments provide the following material terms and conditions, among others:

Processing Rights.  Under the terms of the Restructuring Agreement, PTH will process the Company's ore concentrate1 at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day.  PTH has informed the Company that it expects to be fully operational during the fourth calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH will not receive any royalty or other fee.

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement is subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant.  Under the Equipment Purchase Agreement, PTH has agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility").  The plant will be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs.  The estimated costs of construction for the Company Facility is approximately $18 million. The parties will formulate in the near future a draw schedule which will detail construction and payment milestones, however, in order to initiate the construction process, the Company will be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH will assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company will be required to bear the related costs. Upon completion of the facility, the Company will own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement.  In addition, the parties will be required to enter into a operating and maintenance agreement, which will address the operation and maintenance of the Company Owned Plasma Plant.

_________________________________

1 At the present time, the Company does not have any reserves indicating ore or "mineralized material."

Promissory Note. PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note is payable on or before January 30, 2015, and bears no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

Preferred Stock and Certificate of Designation. The Company issued to RTC 1,250,000 shares of its newly created Class A Super Voting Preferred Stock ("Preferred Stock").  Each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others;  (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the company.

In addition, under the Restructuring Agreement, the Company and RTC and its shareholders granted mutual releases, and provided customary representations and warranties. The share exchange agreement was adopted by the unanimous consent of the Board of Directors of; the Company, RTC, each of the RTC shareholders and PTH. All of the shareholders of RTC were signatories to the agreement.

As mention above, the RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders,  Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole officer and owner of Mercury.  In addition, Mr. Pane is a managing member of PTH and Messrs Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.

The above descriptions of the Restructuring Agreement, the Licensing Agreement, the Equipment Purchase Agreement, the Promissory Note and the Certificate of Designations are not complete, and are qualified in their entirety by reference to each respective agreement which are filed as Exhibits to this Form 8-K filed on February 5, 2014.

The Plasma Plant and Plasmafication™.
PTH owns and operates a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate.  PTH has been in the process of upgrading the plasma facility to process concentrates at the rate of approximately 10 tons/day. PTH has informed us the Company that they expect to be fully operational during the third calendar quarter of 2014.

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

OUR COMPANY HAS LIMITED OPERATING HISTORY MAKING AN EVALUATION OF THE COMPANY DIFFICULT.
The Company has only had limited operations to date and requires additional financing for working capital, exploration and mining initiatives, including its proposed exploration program on the Solidaridad Property.  While the results of an initial geological study conducted by two independent geologists on the property appear to be promising along with our recent satellite imaging, nonetheless it may be difficult for the Company to attract funding necessary to conduct additional exploration activities on the property.  The Company cannot predict whether any future exploration activities will be successful.  Moreover, no assurances can be given that, even with a capital infusion, the Company will be able to successfully and profitably develop the Solidaridad Property.

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION
As shown in the accompanying financial statements, we have experienced continuing losses and as at May 31, 2014, have a working capital deficit of $4,574,299, accumulated losses of $49,544,756, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months. Accordingly, the opinion of our auditors for the years ended May 31, 2014 and 2013 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING
Our independent registered public accounting firm's report to our audited financial statements for the fiscal year ended May 31, 2014, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due convertible note obligations ($980,915), a past due liability to our former attorneys ($1,750,331) and approximately $90,000 due another attorney under an arbitration award against us, which collectively total $2,821,246. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

Pursuit of the Company's business plan is dependent upon obtaining sufficient funding to support such plan. If we do not obtain sufficient funding, our business will fail. Our current operating funds are insufficient to pay down our debt, complete our planned exploration of the Solidaridad Property or begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

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

SIGNIFICANT DEBT OBLIGATIONS
As of May 31, 2013, we have significant current debt obligations.  The amount includes $980,915 in obligations resulting from the issuance of convertible debt instruments during 2009 and 2010 all of which are past due. In addition on May 24, 2011, we settled outstanding litigation with our former attorneys. This settlement requires us to pay, absent certain funding accelerations, a total of $1,614,216 in four equal incremental payments, beginning in May 2012 followed by subsequent payment every 90 days. Prior to the litigation, we entered into a Pledge and Payment Agreements in January 2011 with our former attorneys to secure approximately $2 million in legal fees wherein we pledged and created a lien on our Solidaridad Property in favor of our former attorneys. The agreement also imposed certain other conditions and restrictions on our company and our operations. We initiated litigation against our former attorneys which resulted in the May 2011 Settlement Agreement. We amended our Settlement Agreement and Payment Agreement with our former attorneys on May 23, 2012. As result of the amendment, the payment of the initial installment of $403,554 originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012.

We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. During the twelve months ended May 31, 2014, we made a single payment of $25,000 in respect of this liability. The total balance due to our former attorneys, including accrued interest, at May 31, 2014 was $1,750,531. In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

Consequently, if we are unable to pay our debt holders and/or our former attorneys, we may be required to file for bankruptcy protection.

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

WE DO NOT EXPECT TO GENERATE REVENUES
While we are an exploration stage company, we have entered into the Mining Services Agreement with Mesa Acquisitions Group LLC. However, we can not guarantee that we produce any significant revenues from such agreement or any other operations on our property. Therefore, it is conceivable that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues.

RELIANCE ON THIRD PARTY FOR EXPLORATION/DEVELOPMENT EFFORTS
On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. The agreement provides for the exploration and potential development of a portion of our Solidaridad Property by the Contractor, subject to certain conditions, including the results of the satellite imaging to be conducted. (See "Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Events"). Notwithstanding the positive results of the satellite imaging program, the Contractor's inability to proceed with the further exploration and/or development of our mining property as required under our agreement for any reason, including financial, will have a negative impact on us and our operations.

THE EXPLORATION INDUSTRY IS CAPITAL INTENSIVE AND HIGH RISK
The industry within which the Company expects to engage in is historically capital intensive and of high risk.  The Company's ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to explore the Solidaridad Property and ability to discover viable and economic mineralized material.  The ability to discover such mineralized materials are subject to numerous factors, most of which are beyond the Company's control and are not predictable.  Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Any exploration program entails risks relating to:

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
The Company has conducted limited geological work on the Solidaridad Property.  The work consisted of preliminary geological sampling and surveys performed by two independent mining geologists.  In June 2011, we completed a Technical Report on its mining property located in Michoacán, Mexico ("Technical Report"). The Technical Report discloses certain technical information about the Company's mineral project. Additional exploration work will be required by the Company to determine, whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, the Company may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that the Company will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

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

WE HAVE NO PROVEN OR PROBABLE RESERVES
We have not established the presence of any proven or probable reserves, as those terms are defined by the U.S. Securities and Exchange Commission (the "SEC"), on the Solidaridad Property. If the Solidaridad Property does not contain mineralized material that we can extract at a profit, any funds spent by us on exploration or development of the Solidaridad Property could be lost. The SEC defines a "reserve" as "that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Any mineralized material discovered by us should not be considered proven or probable reserves.

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

THERE ARE RISKS INHERENT IN DOING BUSINESS IN MEXICO
The Solidaridad Property is located in the State of Michoacán, Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

-	labor disputes;
-	invalidity of governmental orders;
-	uncertain or unpredictable political, legal and economic environments;
-	war;
-	civil and political unrest, including the impact of drug cartels ;
-	crime and security issues including but not limited to drug cartel activity;
-	property disputes;
-	changes to existing laws or policies relating to the mining industry that increase our costs;
-	unpredictable changes in or application of taxation regulations;
-	delays in obtaining or the inability to obtain necessary governmental permits;
-	governmental seizure of land or mining concessions;
-	limitations on ownership;
-	limitations on the repatriation of earnings;
-	increased financial costs;
-	import and export regulations, including restrictions on the export of gold, silver and copper; and/or
-	foreign exchange controls.

The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation. Finally, Mexico's status as a developing country may make it more difficult for us to obtain required funding.

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

EXISTING LITIGATION
As disclosed herein in Item 3. - Legal Proceeding of this Part, on April 3, 2012, our Mexican subsidiary company, US Precious Metals SA de CV, was served with a lawsuit by Mr. Israel Tentory Garcia ("Plaintiff") regarding one of our mining concessions. Plaintiff asserted a number of claims against us, including a demand for the return of one of our concessions (Solidaridad I) for failure to develop the concession. The case was filed in a local court in the Federal District of Mexico City. On May 21, 2013, the Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to for any of such claims.

On June 12, 2014, our Mexican subsidiary, US Precious Metals SA de CV was served with another lawsuit from Mr. Israel Tentory Garcia along with seven other plaintiffs. The lawsuit was filed in a commercial court in Mexico City. The claims of the new lawsuit essentially restate the claims of the original lawsuit filed in April 2012.

By way of background, the plaintiffs obtained the exploration rights to the concession known as Solidaridad I from the Mexican government on November 24, 1996. These exploration rights expired on November 23, 2001 under the terms of the concession from the government and as prescribed by the governing statute. On March 13, 2003, we entered into an agreement with the plaintiffs pursuant to which they assigned their rights to this (expired) concession to our Mexican subsidiary. In July 2003, our Mexican subsidiary then applied for and obtained a new exploration and exploitation concession from the Mexican government covering Solidaridad I. The new concession expires July 2053.

Pursuant to this 2003 agreement with the plaintiffs, we issued 1.5 million shares of our common stock to them. The agreement further provided for the payment of $1 million to the plaintiffs upon the occurrence of a sale of the concession for exploitation purposes. In the original action filed in 2012 and in the current action, plaintiff(s) claim that under the agreement the $1 million payment was due and payable no later than 2009 and ownership of the mining concession should revert back to the plaintiff(s) due to the non-payment.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint.

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

OUR ABILITY TO DEVELOP THE SOLIDARIDAD CONCESSIONS ARE SUBJECT TO THE RIGHTS OF THE EJIDO (LOCAL INHABITANTS)
Our ability to develop the Solidaridad Property are subject to the rights of the Ejido. Ejidos are groups of local inhabitants who are granted rights by the Mexican government to conduct agricultural activities on the surface of the property. Our ability to exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. We have negotiated agreements with all the Ejido known to us that affect our property. If there are other Ejido unknown to us, we will have to negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to conduct such agricultural activities. If we are unable to successfully negotiate such an arrangement or, if we cannot maintain our existing Ejido agreements, it could impair or impede our ability to successfully exploit the minerals from the portion of the Solidaridad Property where these concessions are located.

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

RELIANCE ON PTH
We have entered into a number of agreements with PTH, an affiliated entity of RTC, our largest shareholder, including an Licensing Agreement, an Equipment Purchase  Agreement and certain processing rights agreement, all of which we believe will bring value to our Company and shareholders. The technology underlying these agreements involve the use of Plasmafication™  or plasma processing which employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. Plasmafication™ has had limited use in the mining industry, and we believe that this process will yield significantly greater processing returns than milling processes currently employed in the mining industry. However, at this time, we are not commercially using the technology, therefore, we cannot predict with certainty the likely processing results using this technology.

WE ARE DEPENDENT UPON OUR OFFICERS
The Company is dependent on its current officers, directors, and consultants to effectuate many of the Company's services and plans for the implementation of the Company's proposed activities and business.  The Company's former President, who is also a current director, has significant experience in the area of exploring for and/or mining precious metals.  None of our officers or board members has made any long term commitment to the Company.  If one or more of these individuals were to resign, there is no guarantee that we could replace them with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

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

FUTURE ISSUANCE OF SECURITIES COULD CAUSE DILUTION TO EXISTING SHAREHOLDERS
The Company has the authority to issue up to 325,000,000 shares of common stock, 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval.  Future issuances of common and preferred stock will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive.

CERTAIN OF OUR OFFICERS MAY HAVE CONFLICTS OF INTEREST
Certain conflicts of interest exist with respect to management and the operations of the Company, including our recent transaction with Resource Technology Group Corporation ("RTC"). In addition, all of management have other business dealing and are not full time employees. Although, management has committed to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters. Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company. As mentioned above, our transaction with RTC involved certain conflicts of interest. Our Chairman and one of our directors are also principal beneficial owners of RTC.

THE ADVERSE EVALUATION OF OUR INTERNAL CONTROLS COULD RESULT IN LOSS OF INVESTOR CONFIDENCE
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are not effective. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company personnel as of May 31, 2014. Investors could lose confidence in our financial reports and our stock price may decline as a result of this adverse evaluation.

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

STOCK PRICE VOLATILITY
Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

-	changes in the worldwide price for gold, silver and copper;
-	disappointing results from our exploration and drilling efforts;
-	fluctuation in production costs that make mining uneconomical;
-	unanticipated variations in grade and other geological problems;
-	unusual or unexpected rock formations;
-	failure to reach commercial production or producing at rates lower than those targeted;
-	decline in demand for our common stock;
-	downward revisions in securities analysts' estimates or changes in general market conditions;
-	investor perception of our industry, our Company or the Solidaridad Concessions; and/or
-	general economic trends.

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

In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management's attention and resources.

THE VALUE OF OUR COMMON STOCK IS PARTIALLY RELATED TO THE VALUE OF OUR MINERALIZED MATERIAL
The value of our common stock may relate directly and/or indirectly to the value of the mineralized material contained in the Solidaridad Property and fluctuations in the price of any such mineralized material could have a material adverse effect on the value of any investment in our common stock.

Several factors may affect the prices for mineralized material, including, without limitation:

-	global supply and demand;
-	global or regional political, economic or financial events and situations;
-	investors' expectations with respect to the rate of inflation;
-	currency exchange rates;
-	interest rates; and/or
-	investment and trading activities of hedge funds and commodity funds.

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

The above group of concessions are collectively referred to as the "Solidaridad Concessions." Our concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform a minimum amount of assessment work on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation

Location and Access

The Company's mining concessions, or mineral rights related to specific parcels of property, are located in southern Michoacán, which is in the southeastern portion of Mexico. Local and regional geologic evidence strongly suggests the possibility that the concessions owned by the Company are located within a mineral rich area of the state. Approximately 30 miles to the southwest of the Solidaridad Property is a mine from which copper has been produced for over 100 years. The owners of that mine have continued exploration, which resulted in the discovery of another mineral deposit separate from the 100 year old working mine. According to information we have obtained, the ore produced at that mine has similar characteristics to the mineralized material we have found from the exploration we have conducted to date on the Solidaridad Property. In the northern part of the Solidaridad Property are two abandoned mines and a few small hand worked mines. To the south of and within the Solidaridad Property exist two additional abandoned mines, all of which will require routine but formal investigation.

The Solidaridad Property is accessible by a paved road from the city of Morelia, the capital of Michoacán, and the claim sites are accessible by a gravel road from the village of Paso de Nunez. The Solidaridad Property lies within the Tierra Caliente basin of southeastern Michoacán, and rests in an area of valleys and peaks ranging from 610 to 1,100 meters in elevation. The surrounding area is predominantly agrarian. Villages immediately near the claim sites offer little or no amenities; however, there are some hardware, cement, and other suppliers in relatively close proximity. There is no heavy industry in the region. Electricity is currently being provided to us by our contractors through generators.

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

All or portion of the Solidaridad Property where concessions Solidaridad II, Solidaridad III, Solidaridad IV, Solidaridad V and La Sabila are located are Ejido lands. Ejidos are groups of local inhabitants who are granted rights by the Mexican government to conduct agricultural activities on the surface of the property. Mexican law recognizes mining as a land use generally superior to agricultural. However, the law also grants rights to the Ejido for compensation in the event mining activities interrupt or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as would be negotiated between the Ejidos and the Company. If the parties are unable to reach agreement on the amount of the compensation, the decision will be referred to the Mexican government. Our ability to exploit the mineralized material from the portion of the Solidaridad Property where these concessions are located is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. We must negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to conduct such agricultural activities. Amendments to Article 27 of the Mexican Constitution in 1994 allow the Ejido to enter into commercial ventures with individuals or entities. Presently, we believe that have agreements with all of the local Ejidos known to us allowing us to explore for, or exploit, the mineralized material in the property where these concessions are located. We believe that most of the Ejidos are located in the southern, unexplored portion of our property.

Office Facilities
During July 2012, we relocated our headquarters from Odessa, Missouri to Marlboro, New Jersey where we are now renting office space under a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our directors. Neither the lease nor the personal guarantee have been finalized or signed,

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacбn, Mexico. This lease expired February 1, 2013 and effective February 1, 2013, we extended the lease for a one year term to February 1, 2014 at a monthly rental payment of $2,234. Effective February 1, 2014 we extended the terms of the lease for a further twelve months on the same terms as before.

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

Glossary

Core Samples	Cylindrical pieces of subsurface material removed by a drill and brought to the surface for examination.

Development	The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

Dike	A vertical or near vertical tabular body of igneous rock that cross cuts across the existing country rock. Dikes form when magma rises into an existing fracture, or creates a new crack by forcing its way through existing rock, and then solidifies.

Drilling	The process of boring a hole in the rock to obtain a sample for determination of metal content. "Reverse Circulation Drilling" involves chips of rock being forced back through the center of the drill pipe using air or water.

Ejido	Are agrarian cooperative lands granted by the Mexican federal government to local inhabitants to conduct agricultural activities on the property pursuant to Article 27 of the Mexican Constitution.

Exploration	The search for mineral deposits using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means used to detect and perform initial evaluations of mineral deposits.

Hectare	A metric unit of measurement for surface area. One hectare equals 1/200 th of a square kilometer, 10,000 square meters or 2.47 acres.

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.

Metallurgy Testing	The testing of metals and their physical and chemical properties in bulk.

Mineralized Material	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Mudstone	Fine grained sedimentary rock whose original constituents were clays or muds.

Ore	A natural mineral compound of elements of which one at least is a metal (e.g. copper, lead, molybdenum, zinc, gold). The term is applied more loosely to all metalliferous rock and occasionally to compounds of nonmetallic substances and industrial minerals such as sulphur ore. In economic terms, an ore is a mineral of sufficient value as to quality and quantity that it may be mined at a profit.

Phyllite	A type of foliated metamorphic rock primarily composed of quartz, sericite mica, and chlorite. The rock represents a gradation in the degree of metamorphism between slate and mica schist. Minute crystals of graphite, sericite, or chlorite impart a silky, sometimes golden sheen to the surfaces of cleavage (or schistosity). Phylite is formed from the continued metamorphism of slate.

Production	The process following development whereby mineral deposits are exploited from the ground, and as required, the subsequent processing into products.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

Title Dispute

On April 3, 2012, as we have previously reported, Mr. Israel Tentory Garcia filed an action against our Mexican subsidiary, US Precious Metals SA de CV, wherein the plaintiff asserted a number of claims against us, including a demand for the return of one of our concessions (Solidaridad I) for failure to develop the concession. The case was filed in a local court in the Federal District of Mexico City. On May 21, 2013, the Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to for any of such claims.

On June 12, 2014, our Mexican subsidiary, US Precious Metals SA de CV was served with another lawsuit from Mr. Israel Tentory Garcia along with seven other plaintiffs. The lawsuit was filed in a commercial court in Mexico City. The claims of the new lawsuit essentially restate the claims of the original lawsuit filed in April 2012.

By way of background, the plaintiffs obtained the exploration rights to the concession known as Solidaridad I from the Mexican government on November 24, 1996. These exploration rights expired on November 23, 2001 under the terms of the concession from the government and as prescribed by the governing statute. On March 13, 2003, we entered into an agreement with the plaintiffs pursuant to which they assigned their rights to this (expired) concession to our Mexican subsidiary. In July 2003, our Mexican subsidiary then applied for and obtained a new exploration and exploitation concession from the Mexican government covering Solidaridad I. The new concession expires July 2053.

Pursuant to this 2003 agreement with the plaintiffs, we issued 1.5 million shares of our common stock to them. The agreement further provided for the payment of $1 million to the plaintiffs upon the occurrence of a sale of the concession for exploitation purposes. In the original action filed in 2012 and in the current action, plaintiff(s) claim that under the agreement the $1 million payment was due and payable no later than 2009 and ownership of the mining concession should revert back to the plaintiff(s) due to the non-payment.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint.

ITEM 4.	MINE SAFETY DISCLOSURES

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the twelve months ending May 31, 2014 and 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the twelve months ending May 31, 2014 and 2013.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC-QB Market under the symbol "USPR". The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-QB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended May 31, 2013:
First Quarter	0.20	0.10
Second Quarter	0.27	0.09
Third Quarter	0.26	0.16
Fourth Quarter	0.27	0.10

Fiscal year ended May 31, 2014:
First Quarter	0.21	0.10
Second Quarter	0.27	0.14
Third Quarter	0.17	0.10
Fourth Quarter	0.17	0.12

Fiscal year ended May 31, 2015:
First Quarter	0.24	0.12

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as a  "penny stock" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish the customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgement of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Issuer Direct Corporation ('Issuer Direct") is the transfer agent for our common stock. The principal office of Issuer Direct is located at 500 Perimeter Park Drive, Suite D, Morrisville, NC, 27560 and its telephone number is (919) 481-4000.

Holders

As of May 31, 2014, there were approximately 378 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street name."

Warrants Outstanding

As of May 31, 2014, there were warrants to purchase 3,564,797 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended May 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	17,500,000(1)(2)	0.13	2,500,000(3)

Equity compensation plans not approved by security holders	0		0

(1). In December 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (the "Plan") and in August 2008, the shareholders of the Company approved the Plan. The following issuances were effected under the Plan:

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

c. During the year ended May 31, 2012, the Company appointed (i) two new directors to its Board of Directors, and awarded each director with a stock option to acquire 1,000,000 shares of common stock, with a per exercise price of $0.16 for one director and $0.18 for the second director, and (ii) two new officers, and awarded each officer with a stock option to acquire 1,000,000 shares of common stock, with an exercise price of $0.16 per share. In addition, each officer received an additional 250,000 incentive stock options with an exercise price of $0.16. In addition during the period, the Company appointed a new Chief Executive Officer and a new Chief Financial Officer and granted each of these officers' stock options to receive 500,000 shares of common stock at exercise prices of $0.20 and $0.18, respectively.

d. During the year ended May 31, 2013, 2,000,000 fully vested stock options valued at $420,995 were issued, 1,000,000 to each of two newly appointed directors with exercise prices of $0.19 and $0.25. The Company also issued 1,000,000 fully vested stock options valued at $114,682 to a newly appointed officer of the Company with an exercise price of $0.12.

e. During the year ended May 31, 2014, 1,500,000 fully vested stock options valued at $302,084 were issued, 1,000,000 to a newly appointed director with exercise prices of $0.22 and 500,000 to an officer with an exercise price of $0.19. We also cancelled 500,000 options with an exercise price of $0.18 on the resignation of one of our officers.

(2). The amount includes 3,000,000 stock options granted to consultants for 1,000,000 each with exercise prices of $0.065, $0.07 and $0.185.

(3). Represents the number of stock options and warrants remaining in the 2007 Stock Option Plan.

On August 27, 2014, the Company's Board of Directors approved a 2014 Stock Option Plan for up to 20,000,000 shares of common stock. A copy of that plan is attached hereto as Exhibit 10.21. In addition, on that same date, the Company's Board of Directors approved the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2014 we made the following issuances of unregistered securities:

-	2,900,000 shares of our common stock, together with twelve month warrants to acquire 1,740,000 shares of our common stock with an exercise price of $0.125, for proceeds of $217,500,
-	450,000 shares of our common stock, valued at $72,000, for consulting services, and
-	2,174,237 shares of our common stock in settlement of convertible notes payable with principal balances of $141,080 and accrued interest of $4,500.

Each investor was an accredited investor and agreed to hold such shares for investment purposes. In addition, the shares issued to the investor contained a restricted legend. The option exercise was a result of an option issued to a former director of the company under a stock option plan. All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") or the rules and regulations promulgated thereunder, including Regulation D and Rule 701.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company's financial condition and results of operations.

Overview

We were formed as a mineral exploration company on January 21, 1998. We are engaged in the acquisition, exploration and development of mineral properties. We focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 acres of land (the "Solidaridad Property"). See "Item 2. Properties" for more information about our mining concessions. Mineral exploration requires significant capital and our assets and resources are limited. We have never earned revenue from our operations and have relied on equity and debt financing to fund our operations to date.

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed, most of our investment in mining properties do not appear as an asset on our balance sheet.

RTC Transactions.
As previously reported by the Company on its Form 8-K filed on May 17, 2013 and as stated above, on May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation ("RTC"), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The transaction included three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership ("PP LP"). The ore supply agreements and the Toll Processing Agreement enabled RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

PP LP owns the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. The parties believed that initial upgrades to the facility would commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day. PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The agreement provided that if the Benchmark Run does not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The completion date for the Benchmark Run was June 1, 2014.

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

The Share Exchange Agreement was approved by an independent committee of Directors, subject however to shareholder approval. In addition to normal closing conditions, the Company would have been required to obtain shareholder approval of the transaction, as well as shareholder approval to an increase in its authorized shares necessary to complete the transaction.
No approval was obtained as this Agreement was terminated and replaced by Restructuring Agreement (described below).

The above description is a summary of the May 11, 2013 transactions with RTC. For more complete information, please refer to the above stated Form 8-K filed on May 17, 2013.

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). PTH is an affiliate of RTC and owns and operates a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology ("Plasma Plant").

Pursuant to the Restructuring Agreement, the Company, RTC and the RTC Shareholders terminated ab initio the Share Exchange Agreement, and the Company entered into new agreements and instruments with the counter parties described below consisting of (i) the Restructuring Agreement, the Technology License Agreement by and between the Company and PTH ("License Agreement"), (ii) An Equipment Purchase and Sale Agreement by and between the Company and PTH ("Equipment Purchase Agreement"), and (iii) A Promissory Note issued by PTH in favor of the Company in the amount $5,000,000 ("Promissory Note"), and (iv) A Certificate of Designations relating to 1,250,000 shares of Preferred Stock (defined below) issued to RTC in connection with the transaction ("Certificate of Designations"). The closing of the Restructuring Agreement occurred on February 4, 2014 ("Closing").

The Restructuring Agreement and related agreements and instruments provide the following material terms and conditions, among others:

Processing Rights. Under the terms of the Restructuring Agreement, PTH will process the Company's ore concentrate2 at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH has informed the Company that it expects to be fully operational during the fourth calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH will not receive any royalty or other fee.

_____________________________

2 At the present time, the Company does not have any reserves indicating ore or "mineralized material."

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement is subject to other customary terms and conditions.

Construction of a Company Owned Facility. Under the Equipment Purchase Agreement, PTH has agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Owned Facility"). The plant will be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs. The estimated costs of construction for the Company Facility is approximately $18 million. The parties will formulate in the near future a draw schedule which will detail construction and payment milestones, however, in order to initiate the construction process, the Company will be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH will assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company will be required to bear the related costs. Upon completion of the facility, the Company will own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement. In addition, the parties will be required to enter into a operating and maintenance agreement which address the operation and maintenance of the Company Owned Facility.

Promissory Note. PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note is payable on or before January 30, 2015, and bears no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

The above descriptions of the Restructuring Agreement, the Licensing Agreement, the Equipment Purchase Agreement, the Promissory Note and the Certificate of Designations are not complete, and are qualified in their entirety by reference to each respective agreement which are filed as Exhibits to this Form 8-K filed on February 5, 2014.

No value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company owned plant or the Promissory Note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Preferred Stock and Certificate of Designation. The Company issued to RTC 1,250,000 shares of its newly created Class A Super Voting Preferred Stock ("Preferred Stock"). The Preferred Stock has the rights privileges and preferences as is set forth in the Certificate of Designations. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii). each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, and (iii). each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the company. The Company has increased its authorized shares of common stock from 150 million to 325 million to allow for the conversion of the Preferred Stock, among other reasons.

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

The Restructuring Agreement was adopted by the unanimous consent of the Board of Directors of the Company, RTC, each RTC shareholders and PTH. All of the shareholders of RTC were signatories to the agreement.

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner and sole officer of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs Pane and Altieri own or control approximately 20% and 8% respectively, of PTH.

Mining Services Agreement.
On May 22, 2013, the Company entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions. The Company maintains approximately 37,000 acres of mining concessions located in the State of Michoacán, Mexico, and the agreement covers the Solidaridad I & II mining concessions (or approximately 5,000 acres). Under the agreement, Contractor has agreed to perform the various mining services in three, separate phases described below:

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

The estimated costs of Phase 2 is approximately $10 million.

Ø	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company, and the performance of all surface and underground mining operations.

The estimated costs for the construction of the processing plant is approximately $40 million.

Contractor will be responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining costs will be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for Phases 1 and 2, the Company issued to Contractor 10 million shares of its common stock.

Phase 3. As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock held by the Chairman.  This is not a Company obligation and will occur after completion of development under separate agreement.

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

Mr. George Mesa, the sole owner of Contractor, has been the Company's Director of Security for the Company's Mexican mining concessions since September 2012. Mr. Mesa received stock options to acquire 1 million shares of our common stock at an exercise price of $0.12 in connection with that appointment.

In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds to Resource Technology Corp. ("RTC") in connection with the transportation of ore supply, and related costs.

Corporate Matters.
On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company's Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

On April 16, 2014, the Company filed a Certificate of Amendment to Amended and Restated Certificate of Incorporation with the Delaware Secretary of State ("Certificate of Amendment"). The Certificate of Amendment increases the authorized shares of common stock, $.00001 par value, of the Company from 150,000,000 to 325,000,000 shares. The Company previously filed a Schedule 14C Definitive Information Statement with respect to the Certificate of Amendment on March 26, 2014, and mailed the Information Statement to its shareholders on that same date.

Liquidity and Capital Resources

We have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2014, have a working capital deficit of $4,574,299, accumulated losses of $49,544,756, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $430,915 totaling $980,915.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. During the twelve months ended May 31, 2014 we made a single payment of $25,000 in respect of this liability. The total balance due to our former attorneys, including accrued interest, at May 31, 2014 was $1,750,531.

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

In our audited financial statements for the fiscal years ended May 31, 2014 and 2013, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

All of the Company's plans are predicated on the Company's ability to raise sufficient capital to implement and complete such plan, which we cannot assure you will occur in a timely manner, on terms acceptable to the Company, or at all. Because the exploration phase of our business plan is essentially a research and development activity, the results of our exploration activities will have a significant effect on our future business model. This model can change substantially based upon our exploration activities, liquidity position or other factors. Accordingly, estimating expenditures is an imprecise process, made even more so by the unpredictable nature of our business plan. We believe it would, therefore, not be helpful to estimate beyond the next 12 months. Even these estimates are subject to change depending on our ability to raise additional capital and execute our business plan in accordance with our estimates.

For the fiscal years ended May 31, 2014 and May 31, 2013 respectively, we raised $647,000 and $0, through the issuance of convertible notes payable, $407,000 and $587,474 from the sale of shares of our common stock and $103,333 and $23,624 from the exercise of warrants. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

During the next 12 months, the Company anticipates that it will incur approximately $1,300,000 in overhead without giving effect to any mining exploration or exploitation activities. Of the total amount, it is estimated that $570,000 will be allocated to our offices in Mexico and annual fees for our mining concessions, $420,000 in payments to our officers and consultants, $106,000 for legal and accounting services and SEC filing costs, and $204,000 for rent, travel and entertainment and other miscellaneous costs.
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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2014 COMPARED TO YEAR ENDED MAY 31, 2013

Revenue

We did not earn any revenues during the years ending May 31, 2014 and 2013.

We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. Although our prior exploration drilling programs and current satellite imaging have produced results which we believe to be extremely encouraging, we can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

Operating expenses

We incurred operating expenses in the amount of $3,841,129 and $4,213,963 during the years ended May 31, 2014 and 2013, respectively, a decrease of $372,834.  The decrease in operating expenses is largely due to a reduction in stock and stock options issued as compensation between the two periods.

RTC Restructuring Agreement – related Party

Pursuant to the RTC Restructuring Agreement that we entered into on January 30, 2014, the Company issued 1,250,000 shares of its preferred stock with a market value of $16,250,000 in return for certain considerations, all of which are described in detail above. With respect to the Restructuring Agreement, no value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company Owned Facility or the promissory note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Operating Loss

We incurred an operating loss of $20,091,129 and $4,213,963 respectively for the twelve months ended May 31, 2014 and 2013 due to the factors discussed above.

Gain on Derivative Liability

During the twelve months ended May 31, 2014 we recognized a $41,253 gain on derivative liabilities arising on convertible notes payable that we issued during the year. There were no derivative liabilities outstanding during the twelve months ended May 31, 2013 and consequently gain or loss was recognized on derivative liabilities during the twelve months ended May 31, 2013

Interest Expense

Interest expense for the years ended May 31, 2014 and 2013 was $517,234 and $213,054 respectively, an increase of $304,180

The increase was largely due to the issuance of convertible notes payable totaling $647,000 during the year ended May 31, 2014 and the interest and amortization of the debt discount arising on this new debt that was not outstanding during the twelve months ended May 31, 2013.

Loss Before Income Taxes

We incurred losses before income taxes of $20,567,110 and $4,427,017 respectively for the twelve months ended May 31, 2014 and 2013 due to the factors discussed above.

Provision for Income Taxes

We incurred taxable losses in both the twelve months ended May 31, 2014 and 2013 and consequently no provision was required for income taxes in either year.

Net Loss

The Company incurred net losses of $20,567,110 and $4,427,017 respectively for the twelve months ended May 31, 2014 and 2013 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE YEAR ENDED MAY 31, 2014 COMPARED TO YEAR ENDED MAY 31, 2013

Net cash flow used in operations in the year ended May 31, 2014 was $1,177,060 compared to $699,076 for year ended May 31, 2013, an increase of $478, 604, or 68%.

In the year ended May 31, 2014, our net loss was $20,567,110 which was offset for cash flow purposes by $3,346,500 in non-cash items and an increase in our net operating liabilities of $617,426 to arrive at net cash used in operations of $1,177,060. By comparison, in the year ended May 31, 2013, our net loss was $4,427,017 which was offset for cash flow purposes by $3,127,149 in non-cash items and an increase in our net operating liabilities of $600,792 to arrive at net cash used in operations of $699,076.

 Net cash flow generated by investing activities in the fiscal years ended May 31, 2014 and May 31, 2013 was $112,910 and $0 respectively. During the twelve months ended May 31, 2014 we received a refund of certain fees previously paid in respect of our mining interests in Mexico. We received no such refund during the twelve months ended May 31, 2013.

Net cash flow generated from financing activities was $1,157,833 in the year ended May 31, 2014 compared to $611,098 for the year ended May 31, 2013, an increase of $546,735, or 89%. In the year ended May 31, 2013, we generated net cash of $647,000 from the issuance of convertible notes payable, $407,000 from the sale of shares of our common stock, and $103,333 through the exercise of our warrants. By comparison, in the year ended May 31, 2013, we generated net cash of $587,474 from the sale of shares of our common stock, and $23,624 through the exercise of our warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company's financial statements, that the following disclosures are critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are designed to ensure that information required to be disclosed in an issuer's reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management's Annual Report on Internal Control Over Financial Reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2014, our internal control over financial reporting was not effective based on these criteria. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of May 31, 2014. During May 2014, in order to correct the above described deficiency, the Company established an Ad Hoc Committee, consisting of two directors who also are attorneys. The committee has been authorized to  review and approve all Company related expenses.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to "Dodd-Frank Wall Street Reform and Consumer Protection Act" (Wall Street Reform Act) recently approved which permanently exempts small public companies with less than $75 million in market capitalization (non-accelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). Section 404(b) requires a registrant to provide an attestation report on management's assessment of internal controls over financial reporting by the registrant's external auditor. Disclosure of management attestations on internal control over financial reporting under existing Section 404(a) is included as required in this report

Changes in Internal Control over Financial Reporting.

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

Name	Age	Title
Gennaro (Jerry) Pane	51	Chief Executive Officer and Director
Hans H. Hertell	63	President and Director
David W. Burney	62	Director
Sheldon Baer	74	Director
John Gildea	42	Director
Daniel H. Luciano	62	Director
Chad Altieri	33	Director
(Daniel) Moon Joon Sikk	66	Former President and Director
Michael Volkov	55	Director
Ruben Fiqueredo	61	Chief Operating Officer
Juan Serrat	46	Chief Technology Officer
David Cutler	58	Chief Financial Officer

Gennaro (Jerry) Pane.  Mr. Pane was appointed as a Director of the Company in 2007 and as Chief Executive Officer and Chairman of the Company on October 3, 2011. From 2002 to 2006, he was a partner in Madison Trading, LLC, and during 2006, was a partner in LeTigre Clothing line. Since 2009, he has been President and Chairman of Worldwide Mining Partners, a private entity that acquires mine tailings and mining claims.  As mentioned in this filing, Mr. Pane also is an officer and significant shareholder in Resource Technology Corp., our controlling shareholder, and a managing member and significant shareholder of Plasmafication Technology Holding, LLC.

David W. Burney. Mr. Burney was as a Director of the Company on October 1, 2009.  Mr. Burney was an underground mine geologist for Amax Lead Company of Missouri, Buick Mine, and was later assigned to the mine's exploration group.  During the 1990's, as adjunct faculty with Cochise College, Sierra Vista, AZ, Mr. Burney taught several geology courses while continuing his quest for mineral resources. Additionally, Mr. Burney has explored for copper resources in the Southwest United States.  Mr. Burney holds a Master's Degree in Geology, Ore Deposits Exploration from the New Mexico Institute of Mining and Technology.  In addition, he is a "Qualified Person" in Geology as determined by Mining and Metallurgical Society of America.

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

John Gildea. Mr. Gildea was appointed to the Company's Board of Directors on January 6, 2011. From 1998 to 2007, Mr. Gildea worked in various capacities with Allied Irish Bank plc. In 2007, Mr. Gildea is the founder and Director of SGG Enterprises, Dublin, Ireland, which provides venture capital and management restructuring services, to public and private companies.

Daniel H. Luciano. Mr. Luciano was appointed to the Company's Board of Directors on September 21, 2010.  Mr. Luciano has been an attorney since 1977 and is a member of the New Jersey Bar and Texas Bar. Mr. Luciano specializes in corporate and securities law providing services to small and mid-sized public and private companies domestically and internationally.

Chad Altieri. Mr. Altieri was appointed to the Company's Board of Directors on May 11, 2012. Mr. Altieri is a corporate attorney and business affairs executive with a strong background in strategy, corporate vision and planning. Since 2008, Mr. Altieri has been a member of the firm Altieri & Associates, specializing in corporate and energy law, and strategic business consulting. Since 2007, he has been corporate counsel and a member of the Board of Directors for a federally approved United States contractor, Plasma Arc Technologies, which holds designation for the destruction of government classified and declassified digital data devices. Mr. Altieri is licensed in the State of Florida. Mr. Altieri graduated from Saint Thomas University with a Law Degree and a Masters Degree and from the Columbia University Business School Senior Executive Program.

(Daniel) Moon Joon Sikk. Mr. Moon was appointed as a Director of the Company on December 29, 2011 and President of the Company on June 13, 2012. Mr. Moon resigned as President of the Company on September 4, 2013, however he remains as a director of the Company. Mr. Moon has been President and Chief Executive Officer of LUCKY TCL from 1993 to the present. LUCKY TCL, with offices in Beijing, Hong Kong and Seoul, core business is designing and manufacturing smelters for the mining industry with a primary focus on gold, copper and iron ores. From 1996 to present, Mr. Moon also has been President and Chief Executive Officer of FLAMBAU Ltd, a commodity trading business located in Hong Kong. Mr. Moon is a graduate of Han Yang University, Seoul Korea with a degree in architectural engineering and also is a graduate from South Dakota State University with a degree in Civil Engineering.

Michael Volkov. Mr. Volkov was appointed as a Director of the Company on September 16, 2013.Mr. Volkov, CEO and owner of The Volkov Law Group, LLC, has over 30 years of experience in practicing law. A former federal prosecutor and veteran white collar defense attorney, he has expertise in areas of compliance, internal investigations and enforcement matters. Mr. Volkov spent 17 years as a federal prosecutor in the U.S. Attorney's Office for the District of Columbia. As an Assistant US Attorney, he had over 75 jury trials and extensive federal court experience. He also served on the Senate and House Judiciary Committees as the chief crime and terrorism counsel for the respective committees. In addition, Mr. Volkov served as a deputy assistant attorney general in the Office of Legislative Affairs of the U.S. Department of Justice (DOJ) and as a trial attorney in the DOJ's Antitrust Division. Mr Volkov maintains a highly popular FCPA blog – Corruption, Crime & Compliance. He is a regular speaker at events around the globe, and is frequently cited in the media for his knowledge on criminal issues, enforcement matters, compliance and corporate governance. In February 2013, Michael Volkov created the Volkov Law Group, a firm specializing in compliance, internal investigations and white collar defense, including the Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act, antitrust criminal, health care fraud, off-label marketing of pharmaceuticals and medical devices, securities, export controls and sanctions, environmental enforcement, and other emerging compliance and enforcement issues.

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

Juan A Serrat. Mr. Serrat was appointed Chief Technology Officer on May 11, 2012. Mr. Serrat has over 20 years in the construction field designing and supervising the construction of numerous mining and milling projects worldwide. From 2000 to 2009, he was the project manager of Titan America, one of the world's largest cement and aggregate company. During his tenure at Titan, he was responsible for supervising the construction of nine projects valued over $582 million. Mr. Serrat has been President of ECI Unlimited Services, Inc., of Miami, Florida. ECI Unlimited is a family owned business and is involved purchasing and refining precious metals. Mr. Serrat is fluent in Russian, Spanish and English.

David Cutler. On October 16, 2013, Mr. David Cutler was re-appointed Chief Financial Officer of the Company. Mr. Cutler has previously resigned his position on July 17, 2013.. Mr. Cutler has been a director and Chief Financial Officer of Discovery Gold Corporation, a publicly quoted mineral exploration company with interests in Ghana, since August 2012 and is the Principal of Cutler & Co., LLC, a PCAOB registered auditing company. Mr. Cutler has a Masters degree from St. Catharine's College in Cambridge, United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Conflicts of Interest; Lack of Employment Contracts

All of the Company's officers are not full time employees and are involved in other outside business activities, including, at least one other publicly held company. In addition, the Company is involved with a material transaction with RTC, which is controlled by our Chairman and another director.  Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers, other than Mr. Hans H. Hertell, the Company's President. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company (See "Risk Factors" and "Item 13 - Certain Relationships and Related Transactions, and Director Independence").

None of our employees have employment contracts, other than Mr. Hans H. Hertell (See "Item 13 - Certain Relationships and Related Transactions, and Director Independence"). Accordingly, other than Mr. Hertell, our officers can terminate their employment at anytime. Mr. Hertell's employment agreement may be terminated by either party with 10 days prior written notice. Therefore, if any or all of our officers were terminated, their employment replacements may be difficult to find, and it could have a material adverse effect on our business plans.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers, and every person who is directly or indirectly the beneficial owner of more than 10 percent of any class of the Company's equity securities (the "Beneficial Owners") to file with the Securities and Exchange Commission (the "SEC") initial statements of beneficial ownership on Form 3, statements of changes in beneficial ownership on Form 4, and/or annual statements of changes in beneficial ownership on Form 5. Our directors, officers and Beneficial Owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of such Section 16(a) forms received by it, the Company believes that, with respect to the fiscal year ended May 31, 2014, the Company's directors, officers and Beneficial Owners were not in compliance with all Section 16(a) filing requirements.

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

Audit Committee and Financial Expert

Our Board of Directors currently serves as our audit committee.  Our board members are not "independent" in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an "audit committee financial expert," within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission because it has no audit committee and is not required to have an audit committee because its securities are not listed on any exchange. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles ("GAAP") and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as "audit committee financial experts," and competition for such individuals is significant. The board of directors believes that its current members are able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

-	our principal executive officer;
-	our principal financial officer
-	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2014; and
-	who we will collectively refer to as the "Named Executive Officers" for the fiscal year ended May 31, 2014.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Non-Qualified Compensation Deferred Earnings	All Other Compensation
position	Ended	($)	($)	($)	($)	($)	($)	($)	Total ($)
Gennaro (Jerry) Pane, CEO (1)	2014	0	0	0	0	0	0	96,744	96,744
	2013	0	0	0	0	0	0	0	0
David Cutler, CFO (2)	2014	0	0	0	90,884	0	0	60,000	150,844
	2013	0	0	0	0	0	0	60,000	60,000
Juan Serrat, COO (3)	2014	180,000	60,000	0	0	0	0	0	240,000
	2013	180,000	60,000	0	35,628	0	0	0	275,628
Ruben Fiqueredo, CTO (4)	2014	180,000	60,000	0	0	0	0	0	240,000
	2013	180,000	60,000	0	35.628	0	0	0	275,628
Hans Hertell, President (5)	2014	0	0	0	0	0	0	1,530,000	1,530,000
	2013	0	0	0	0	0	0	0	0

(1) Mr. Pane was appointed as our Chief Executive Officer on October 3, 2011. During the twelve months ended May 31, 2014 Mr. Pane received cash advances totaling $96,744 to pay expenses he incurs in his role as our CEO. On an ongoing basis, Mr. Pane receives $10,000 month from the Company as an advance against expenses.

(2) Mr. Cutler was appointed as our Chief Financial Officer on November 29, 2011. On July 17, 2013, Mr. Cutler resigned as our Chief Financial Officer and was subsequently reappointed as our Chief Financial Officer on October 16, 3013. As consideration for his services in such capacity, Mr. Cutler was paid a monthly consulting fee of $5,000 and was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.19 per share.

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

(5) Effective August 28, 2013, we appointed Mr. Hans H. Hertell as the Company's President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. ("Hertell Group"). Mr. Hertell is the sole officer and member of Hertell Group. Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months ("Performance Event"), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock ("Stock Grant"), which shall vest immediately. Either party may terminate the Agreement by providing at least ten (10) days written notice to the other party. As of the date of this report, no consideration has been paid to Mr. Hertell in his capacity as President of the Company. Under the Consulting Agreement, the Hertell Group received 9,000,000 shares of our common stock. The term of the Consulting Agreement is three years. The value of the 9,000,000 shares issued to Mr. Hertell was $1,530,000 at the date of issuance.

In addition to the above, the Company has retained a geologist, who also is a director, to provide various geological consulting services at a rate of $8,000 a month.

As of the date of this Report, other than as stated herein, the Company has no written or oral agreements with any of its officers regarding compensation or any other form of remuneration in excess of $100,000, and has no compensation or remuneration of any kind due or accrued and unpaid to any officer other than as indicated above. Any compensation paid to an officer is a result of an agreement between the parties.

Director Compensation
Except as stated herein, the directors receive no monetary compensation for their work for the Company during the year ended May 31, 2014.

The following Director Compensation Table lists all compensation (cash, equity or other) received by each person in their respective capacity as a director during the fiscal year ended May 31, 2014:

Name	Fees Earned or Paid in Cash $	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David W. Burney	-	42,500	-	-	-	-	42,500
Gennaro (Jerry) Pane	-	42,500	-	-	-	-	42,500
Sheldon Baer	-	42,500	-	-	-	-	42,500
Daniel Luciano	-	42,500	-	-	-	-	42,500
John Gildea	-	42,500	-	-	-	-	42,500
(Daniel) Moon Joon Sikk	-	42,500	-	-	-	-	42,500
Chad Altieri	-	42,500	-	-	-	-	42,500
Edgar Choueiri	-	42,500	-	-	-	-	42,500
Hans H. Hertell	-	42,500	-	-	-	-	42,500
Michael Volkow (2)	-	-	211,199	-	-	-	211,199

(1) On September 4, 2013, we issued 2,250,000 shares of our common stock valued as $382,500 as compensation to our directors. Each of our directors at the time received 250,000 shares of common stock.
(2) Michael Volkov was appointed a director on September 13, 2013. Mr. Volkov was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.22 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.
As of September 4 2014, there were a total of 154,186,035 shares of our common stock issued and outstanding and 1,250,000 shares of Preferred Stock issued and outstanding. Each share of Preferred Stock has 100 votes per share and is convertible to 100 shares of common stock. RTC owns all of the issued and outstanding shares of Preferred Stock.

Subject to the foregoing, the following table describes the beneficial ownership of our voting securities as of September 4, 2014 by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. In addition, the Common Stock includes the Preferred Stock on an "as converted" basis.  Unless otherwise stated, the address of each individual is our address, 176 Route 9 North, Suite 306, Marlboro, New Jersey, 07728. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class*

Resource Technology Corp.	Preferred	1,250,000	100%
201 South Biscayne Blvd, 28th Floor, Miami Florida 33131
5% Holders

Wolz International, LLC(2) 42 Cornwallis Court Manalapan, NJ 077226	Common	62,500,000	28.8%

Mercury6 LP(3) 201 South Biscayne Blvd, 28th Floor Miami, Fl 33131	Common	31,250,000	17%

Titan Productions, LP(4) Banco Popular Building 206 Calle Tetuan Suite 505 San Juan, PR 00901	Common	31,250,000	17%

Officer and Directors

Gennaro Pane(5)	Common	66,700,000	30.6%
Sheldon Baer(6)	Common	2,736,395	<1%
Dave Burney(7)	Common	2,610,000	<1%
Daniel H. Luciano(8)	Common	2,094,000	<1%
John Gildea(9)	Common	2,000,000	<1%
(Daniel) Moon Joon Sikk(10)	Common	1,750,000	<1%
Chad Altieri(11)	Common	32,793,000	11%
Juan Serrat(12)	Common	1,250,000	<1%
Ruben Fiqueredo(13)	Common	1,250,000	<1%
Hans H. Hertell(14)	Common	10,500,000	6.7%
Michael Volkov(15)	Common	1,250,000	<1%
David Cutler (16)	Common	500,0000	<1%
All officers and directors (10 persons)	Common	125,468,395	48.2%

 (1)  "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) The amount represents 62,500,000 shares of common stock after giving effect to the conversion of 625,000 shares of Voting Preferred Stock held by reporting person. The principal officer of the reporting person is Mr. Gennaro Pane, our Chairman. Mr. Pane owns approximately 51% of the reporting person and disclaims all but 51% of the shares held by the reporting person.

(3) The amount represents 31,250,000 shares of common stock after giving effect to the conversion of 312,500 shares of Voting Preferred Stock held by reporting person. The principal officer and sole owner of the reporting person is Mr. Chad Altieri, a director of the Company.

(4) The amount represents 31,250,000 shares of common stock after giving effect to the conversion of 312,500 shares of Voting Preferred Stock held by reporting person. The principal officer and sole owner of the reporting person is Ms. Constance Boyd.

(5)  The amount represents (i) 62,500,000 shares of common stock after giving effect to the conversion of 625,000 shares of Voting Preferred Stock held by Wolz International LLC ("Wolz"), (ii) stock options to acquire 1,500,000 shares held by the reporting person, and (iii) 2,700,000 shares held by the reporting person. Mr. Pane owns approximately 51% of Wolz and disclaims all but 51% of the shares held by Wolz.

(6) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,736,395 shares held by the reporting person.

(7) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,610,000 shares held by the reporting person.

(8) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,094,000 shares of common stock owned by the reporting person.

(9) Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,000,000 shares of common stock owned by the reporting person.

(10) Represents stock options to acquire 1,000,000 shares held by the reporting person and 750,000 shares of common stock owned by the reporting person.

(11) The amount represents (i) 31,250,000 shares of common stock held by Mercury6, LP, (ii) stock options to acquire 1,000,000 shares held by the reporting person and (iii) 543,000 shares of common stock owned by the reporting person.

(12) Represents stock options to acquire 1,250,000 shares held by the reporting person.

(13) Represents stock options to acquire 1,250,000 shares held by the reporting person.

(14) Represents (i) stock options to acquire 1,000,000 shares held by the reporting person, (ii) 500,000 shares held by the reporting person and (iii) 9,000,000 shares of common stock issuable to the Hertell Group, LLC under a consulting agreement with the Company. Mr. Hertell is Chairman and Chief Executive Officer of The Hertell Group LLC.

(15) Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares held by the reporting person.

(16) Represents stock options to acquire 500,000 shares held by the reporting person.

 Securities Authorized for Issuance Under Equity Compensation Plans

Details of securities authorized for issuance under equity compensation plans are provided in Item 5-Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

As of May 31, 2014, 17,500,000 stock options remain outstanding, of which 10,500,000 are held by former and existing directors, 4,000,000 are held by officers of the Company and 3,000,000 held by consultants to the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Effective August 28, 2013, we appointed Mr. Hans H. Hertell as the Company's President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. ("Hertell Group"). Mr. Hertell is the sole officer and member of Hertell Group.

Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months ("Performance Event"), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock ("Stock Grant"), which shall vest immediately. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.

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

During the year ended May 31, 2014, we issued 2,250,000 shares of our common stock valued as $382,500 as compensation to our directors. Each of our directors at the time received 250,000 shares of common stock. In addition, 1,500,000 fully vested stock options valued at $302,084 were issued, 1,000,000 to a newly appointed director with exercise prices of $0.22 and 500,000 to an officer with an exercise price of $0.19. The officer had previously resigned and in connection with such resignation, the original options had expired.

During the year ended May 31, 2013, the Company issued to its directors a total of 1,750,000 shares of common stock, valued at $315,000, and 2,000,000 stock options, valued at $420,995. Each director received 250,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total).

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corporation, a newly formed Florida corporation ("RTC"), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company, among other terms and conditions. This May 11, 2013 transaction with RTC was terminated ab initio and superseded by the Restructuring Agreement  dated January 30, 2014. Pursuant to the Restructuring Agreement, the Company entered into new agreements and instruments with the counter parties described below and consisted of (i) the Restructuring Agreement, the Technology License Agreement by and between the Company and PTH, (ii) An Equipment Purchase and Sale Agreement by and between the Company and PTH, and (iii) A Promissory Note issued by PTH in favor of the Company in the amount $5,000,000, and (iv) A Certificate of Designations relating to 1,250,000 shares of Preferred Stock issued to RTC in connection with the transaction. The closing of the Restructuring Agreement occurred on February 4, 2014. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.

On March 19, 2013, Mr. Jerry Pane, our Chief Executive Officer and a director, advanced to us $50,000 by way of loan. The loan was unsecured, interest free and repayable on demand. The loan was repaid as follows: $10,000 of the loan was repaid on March 25, 2013, $20,000 of the loan was repaid on April 15, 2013 and the remaining $20,000 balance of the loan was repaid on April 19, 2013.

On May 22, 2013, the Company issued 10,000,000 shares of its common stock valued at $1.9 million to Mesa Acquisition Group LLC in connection with the Mining Services Agreement entered into by the parties. In addition, in 2013, we issued 1,000,000 fully vested stock options valued at $114,682 to the principal of this company as consideration for acting as Director of Security of our Solidaridad Property.

On August 27, 2014, the Company's Board of Directors approved a 2014 Stock Option Plan for up to 20,000,000 shares of common stock. A copy of that plan is attached hereto as Exhibit 10.21. In addition, on that same date, the Company's Board of Directors approved the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

On August 27, 2014, the Company approved a stock grant of 250,000 shares of common sock to each of its 9 directors for a total grant of 2,250,000 shares.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof under the Company's 2007 Stock Option Plan.

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

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2014 and 2013:

Fee Category	Fiscal Year 2014 Fees	Fiscal Year 2013 Fees
Audit Fees	$39,500	$35,500
Audit Related Fees	0	0
Tax Fees	3,000	6,000
All Other Fees	0	0
Total Fees	$42,500	$41,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	File Date	Filed herewith
3.1	Certificate of Incorporation for the Company	10-SB	3 (i)(a)	04/23/2004
3.2	Amended and Restated Certificate of Incorporation for the Company	10-SB	3(i)(b)	04/23/2004
3.3	Articles of U.S. Precious Metals de Mexico, S.A. de C.V.	10-SB	3(i)(c)	04/23/2004
3.4	Bylaws of the Company	10-SB	3(ii)(a)	04/23/2004
3.5	Amended and Restated Bylaws of the Company	8-K	3.1	12/03/2008
3.6	Certificate of Designations of Series A Preferred Stock	8-A	3.1	03/19/2009
4.2	Rights Agreement dated March 17, 2009, by and between the Company and Interwest Transfer Company, Inc., as rights agent	8-A	4.1	03/19/2009
10.1	2007 Stock Option Plan	PRE 14A	App. A	05/20/2008
10.2	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007	10-K	10.2	09/16/2009
10.3	Temporary Occupation and Right of Way Agreement by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated August 20, 2007 (English Translation)	10-K	10.3	09/16/2009
10.4	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009	10-K	10.4	09/16/2009
10.5	Amendment to the Temporary Occupation by and between Victorio Gutierrez Cardenas, Irma Banuelos Serrato and the Mexican Subsidiary dated June 23, 2009 (English Translation)	10-K	10.5	09/16/2009
10.6	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico	10-K	10.6	09/16/2009
10.7	Lease Agreement by and between Salomon Rosales Lira and the Mexican Subsidiary dated February 1, 2009 for the warehouse facility located in Morelia, Michoacán, Mexico (English Translation)	10-K	10.7	09/16/2009

10.8	Payment Agreement and General Release		10.1	01/19/2010
10.9	Pledge Agreement		10.2	01/19/2010
10.10	Pledge Agreement (English Translation)		10.3	01/19/2010
10.11	Stock Exchange Agreement dated May 11, 2012 by and between US Precious Metals, Inc., Resource Technology Corp. and the Shareholders of Resource Technology Corp.	8-K	10.11	5/17/2013
10.12	Escrow Agreement by and between US Precious Metals, Inc., Resource Technology Corp. and the Shareholders of Resource Technology Corp. and the Escrow Agent.	8-K	10.12	5/17/2013
10.13	Mining Services Contract by and between US Precious Metals, Inc. and Mesa Acquisitions LLC.	8-K	10.13	5/29/2013
10.14	Employment Agreement dated August 28, 2013 by and between US Precious Metals, Inc., and Hans H. Hertell.	8-K	10.14	9/10/2013
10.15	Consultant Agreement dated August 28, 2013 by and between US Precious Metals, Inc., and Hertell Group, LLC.	8-K	10.15	9/10/2013
10.16	Restructuring Agreement dated January 29, 2014 by and between US Precious Metals, Inc., Resource Technology Corp. the Shareholders of Resource Technology Corp, and Plasmafication Technologies Holdings, LLC.	8-K	10.16	2/5/2014
10.17	Technology Licensing Agreement dated January 29, 2014 by and between US Precious Metals, Inc. and Plasmafication Technologies Holdings, LLC	8-K	10.17	2/5/2014
10.18	Equipment Purchase and Sale Agreement dated January 29, 2014 by and between US Precious Metals, Inc. and Plasmafication Technologies Holdings, LLC.	8-K	10.18	2/5/2014
10.19	Promissory Note dated January 31, 2014 from Plasmafication Technologies Group, LLC. to US Precious Metals, Inc.	8-K	10.19	2/5/2014
10.20	Consultant Agreement dated by and between US Precious Metals, Inc., and Dr. Edgar Choueiri	8-K	10.20	9/10/2013
10.21	2014 Stock Option Plan of U.S. Precious Metals, Inc.		10.21		X
14.	Code of Ethics	10-K	14	9/14/2010
16.1	Letter dated March 9, 2009 from Robert Jeffrey, to the Securities Exchange Commission		16.1	03/10/2009
21.1	List of Subsidiaries of the Company				X
31	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				X
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of  Regulation  S-T,  this  interactive  data file is deemed not filed or part of a registration statement or prospectus for purposes of  sections  11 or 12 of the  Securities  Act of 1933,  is deemed not filed for purposes of section 18 of the Securities  Exchange Act of 1934, and otherwise is not subject to liability under these sections.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

John Scrudato CPA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. and subsidiary company (an exploration stage company) as of May 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 3, at May 31, 2014 the Company had no established source of revenues, a working capital deficit of $4,574,299 and had accumulated losses at May 31, 2014 of $49,544,755. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
 August 29, 2014

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Oversight Board

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013
ASSETS
Current Assets:
Cash	$121,754	$28,691
Prepaid and other current assets	23,802	8,762
Total current assets	145,556	37,453

Fixed Assets, net	25,543	35,653

Investment in mining rights and other	44,437	157,421

Total Assets	$215,536	$230,527

LIABILITES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,457,557	$2,950,677
Convertible notes payable, net of debt discount	1,262,298	930,923
Total current liabilities	4,719,855	3,881,600

Long Term Liabilities
Convertible notes payable, net of debt discount	34,472	-
Derivative liability on long term convertible note payable	149,674	-
Total long term liabilities	184,146	-

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value: 1,250,000 and 0 shares issued or outstanding, respectively	13	-
Common stock: authorized 325,000,000 and 150,000,000 respectively, of $0.00001 par value, 143,748,746 and 121,781,244 shares issued and outstanding, respectively	1,437	1,218
Additional paid in capital	44,854,841	25,325,355
Deficit accumulated	(49,544,756)	(28,977,646)
Total stockholders' deficit	(4,688,465)	(3,651,073)

Total Liabilities and Stockholders' Deficit	$215,536	$230,527

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2014	2013

Revenues	$-	$-

General and administrative expenses	3,841,129	4,213,963
RTC restructuring agreement – related party	16,250,000	-
Operating Loss	(20,091,129)	(4,213,963)

Other Income (Expense):
Gain on revaluation of derivative liabilities	41,253	-
Interest Expense	(517,234)	(213,054)
Net other expense	(475,981)	(213,054)

Loss before income taxes	(20,567,110)	(4,427,017)

Provision for income taxes	-	-

Net Loss	$(20,567,110)	$(4,427,017)

Net Loss per Share - Basic and Diluted	$(0.15)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	133,822,022	107,467,729

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 31, 2012	-	$-	103,307,663	$1,033	$21,689,400	$(24,550,629)	$(2,860,196)

Shares issued for cash	-	-	6,750,000	68	587,406	-	587,474
Shares issued as compensation	-	-	1,750,000	17	314,983	-	315,000
Shares issued for services	-	-	12,000,000	120	2,259,880	-	2,260,000
Shares rescinded for services	-	-	(3,000,000)	(30)	(179,970)	-	(180,000)
Notes converted for shares	-	-	77,024	1	23,107	-	23,108
Warrants exercised	-	-	155,986	2	23,623	-	23,625
Cashless exercise of stock options	-	-	740,571	7	(7)	-	0
Stock options issued	-	-	-	-	606,933	-	606,933
Net loss for the year	-	-	-	-	-	(4,427,017)	(4,427,017)

Balance, May 31 2013	-	-	121,781,244	1,218	25,325,355	(28,977,646)	(3,651,073)

RTC restructuring agreement – related party	1,250,000	13	-	-	16,249,987	-	16,250,000
Shares issued for cash	-	-	4,800,000	48	407,452		407,500
Shares issued as compensation	-	-	2,250,000	22	382,478		382,500
Shares issued for services	-	-	9,450,000	94	1,601,906		1,602,000
Notes payable converted for shares	-	-	4,600,835	46	482,255		482,301
Warrants exercised	-	-	866,667	9	103,324		103,333
Stock options issued	-	-	-	-	302,084		302,084
Net loss for the year	-	-	-	-	-	(20,677,110)	(20,567,110)

Balance, May 31, 2014	1,250,000	$13	143,748,746	$1,437	$44,864,841	$49,544,756	$(4,688,465)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2014	2013
Operating Activities:
Net Loss	$(20,567,110)	$(4,427,017)
Adjustments required to reconcile net loss to net cash consumed by operating activities:

(Income) charges not requiring the use of cash:
Depreciation	10,110	10,109
RTC restructuring agreement – related party	16,250,000	-
Stock and stock option based compensation	2,286,583	3,001,933
Loss on origination of derivative liability	124,472	-
(Gain) or loss on revaluation of derivative liability	(41,253)	-
Amortization of debt discount	142,091	-
Accrued interest on convertible notes payable and 2013 adjustment	125,512	115,107

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,040)	5,355
Deposits	76	2,333
Accounts payable and accrued expenses	506,879	593,104
Net Cash Used in Operating Activities	(1,177,680)	(699,076)

Investing Activities:
Refund of fees paid for mining rights	112,910	-
Net Cash Provided by (Used in) Investing Activities	112,910	-

Financing Activities:
Proceeds from sales of common stock	407,500	587,474
Proceeds from exercises of warrants	103,333	23,624
Proceeds from issuance convertible notes payable	647,000	-
Net Cash Provided by Financing Activities	1,157,833	611,098

Net increase (decrease) in cash balance	93,063	(87,978)

Cash balance, beginning of period	28,691	116,669

Cash balance, end of period	$121,754	$28,691

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS

U.S. Precious Metals, Inc. was incorporated in the state of Delaware in 1998 as a mineral exploration company. U.S. Precious Metals, Inc. and its wholly owned Mexican subsidiary company, U.S. Precious Metals de Mexico, S.A. de C.V, ("U.S. Precious Metals Mexico"), (collectively "the Company", "We" or "Us")   are engaged in the acquisition, exploration and development of mineral properties. We currently focus on gold and base minerals primarily located in the State of Michoacán, Mexico where we own exploration and exploitation concessions to approximately 37,000 contiguous acres of land (the "Solidaridad Property").
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

*A Hectare is equivalent to 2.47 acres.
The above group of concessions are collectively referred to as the "Solidaridad Concessions" The Company's concessions have a term of fifty years from the date first acquired and can be renewed for another fifty years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. In order to maintain the concessions, the Company must pay surface taxes semi-annually in January and July and perform minimum amounts of assessment work, on a calendar year basis. Assessment work reports are required to be filed annually in May for the preceding calendar year. The amount of surface taxes and annual assessments are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Original Transaction with Resource Technology Corp

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation ("RTC"), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company.  The agreement was subject to shareholder approval along with shareholder approval to increase the authorized number of shares of common stock to 480 million. As part of the transaction,  RTC had three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership ("PP LP") and an affiliated entity of RTC. The ore supply agreements and the Toll Processing Agreement would enable RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.

The Plasma Plant and Plasma Processing.
PP LP owned the right to operate a plasma processing facility located in 29 Palms, California. The plant took three years to build and is permitted to process ore concentrate. Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. At the time of the transaction, the plant is not in commercial production.  The parties at the time believed that initial upgrades to the facility will commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.  These upgrades were subject to PP LP raising funds sufficient to complete necessary improvements to its plasma processing plant.

Plasmafication™ Toll Processing Agreement.
The Toll Processing Agreement between PP LP and RTC required PP LP to deliver a range of services, including the Plasmafication™   of the RTC concentrate from the ore supply contracts. These services would be provided at the sole cost and expense of PP LP. The agreement required an initial processing capacity of 5 tons/day of RTC concentrate for approximately 200 days per annum. PP LP will be required to upgrade its current plant to achieve this processing rate which as mentioned above is expected to occur within 90 to 120 days. These upgrades are expected to bring the total processing rate of the plant to about 9 tons/day. The agreement allows for an increased capacity to process 10 tons/day of RTC concentrate for approximately 300 days per annum. In order to achieve this rate, total plant capacity will have to be increased to about 29 tons/day.

PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The guarantee is limited to the proportionate reduction of the number of shares of USPR common stock issuable to the RTC shareholders (as described below). The benchmark run must be completed prior to June 1, 2014.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Share Exchange Agreement.
As stated above, pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of RTC ("RTC Shares") from the RTC shareholders in exchange for 300 million shares of common stock of the Company. The transaction shares were to be held in escrow, however, voting rights will remain with the named party. The agreement further provided that if the Benchmark Run did not yield net cash proceeds of $5 million to RTC, then the number of exchange shares in total will be proportionately reduced. The closing of the transactions contemplated by the Agreement was expected to occur no later than June 1, 2014. The agreement contains customary representations and warranties by all parties. On September 10, 2013, the Company amended the Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of "Exchange Shares" as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

The RTC shareholders are Wolz International, LLC ("Wolz"), Titan Productions, Inc. ("Titan"), and Mercury6, LP ("Mercury6"). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and owns approximately 51% of the shares of Wolz), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri own or control limited partnership interests in PP LP.

Restructuring Agreement with RTC

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). PTH, as mentioned above, is an affiliate of RTC and owns and operates a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology ("Plasma Plant").

Pursuant to the Restructuring Agreement, the Company, RTC and the RTC Shareholders terminated ab initio the Share Exchange Agreement, and the Company entered into new agreements and instruments with the counter parties described below. These new agreements and instruments consist of (i) the Restructuring Agreement, the Technology License Agreement by and between the Company and PTH ("License Agreement"), (ii) An Equipment Purchase and Sale Agreement by and between the Company and PTH ("Equipment Purchase Agreement"), (iii) A Promissory Note issued by PTH in favor of the Company in the amount $5,000,000 ("Promissory Note"), and (iv) A Certificate of Designations relating to 1,250,000 shares of Preferred Stock (defined below) issued to RTC in connection with the transaction ("Certificate of Designations"). The closing of the Restructuring Agreement occurred on February 4, 2014 ("Closing").

The Restructuring Agreement and related agreements and instruments provide the following material terms and conditions, among others:

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Processing Rights.
Under the terms of the Restructuring Agreement, PTH will process the Company's ore concentrate at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH has informed the Company that it expects to be fully operational during the fourth calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH will not receive any royalty or other fee.

Licensing Rights.
Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement is subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant.
Under the Equipment Purchase Agreement, PTH has agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility"). The plant will be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs. The estimated costs of construction for the Company Facility is approximately $18 million. The parties will formulate in the near future a draw schedule which will detail construction and payment milestones, however, in order to initiate the construction process, the Company will be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH will assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company will be required to bear the related costs. Upon completion of the facility, the Company will own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement.

In addition, the parties will be required to enter into an operating and maintenance agreement which address the operation and maintenance of the Company Owned Plasma Plant.

Promissory Note.

PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note is payable on or before January 30, 2015, and bears no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

No value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company Owned Plant or Promissory Note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements is dependent on their ability to raise the future funding required and to successfully develop and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

Preferred Stock and Certificate of Designation. In connection with the Restructuring Agreement, the Company issued to RTC 1,250,000 shares of its newly created Class A Super Voting Preferred Stock ("Preferred Stock"). The Preferred Stock has the rights privileges and preferences as is set forth in the Certificate of Designations filed with the Delaware Secretary of State. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock has 100 to 1 voting rights, voting along with the Company's common stock, (ii). each share of Preferred Stock has 100 to 1 rights upon liquidation and distribution of the Company, (iii). each share of Preferred Stock has the right to convert into 100 shares of common stock of the company. The Company increased its authorized shares of common stock from 150 million to 325 million in order to allow for the conversion of the Preferred Stock, among other considerations.

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

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Unregistered Sale of Securities.

At Closing, the Company issued to RTC 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has identical rights as 100 shares of common stock except that each share Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company).

These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.

Material Modification to Rights of Security Holders.

On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company's Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred Stock created thereby to RTC.

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

Change of Control of Registrant Continued.

Immediately after Closing, the authorized, issued and outstanding shares of common stock of the Company were unchanged and the Company had 10 million shares of preferred stock authorized, of which the Company had 1,250,000 shares of preferred stock issued and outstanding designated the Series A Super Voting Preferred Stock referred to herein as the "Preferred Stock."

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

After giving effect to the conversion of the Preferred Stock by RTC, RTC will own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders are Wolz International, LLC (" Wolz ") owning 50% of RTC, Titan Productions, Inc. (" Titan ") owning 25% of RTC, and Mercury6, LP (" Mercury6 ") owning 25% of RTC. Wolz received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury received 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and a member of Wolz owning 51% of that company, and Chad Altieri, our Board member, is the sole owner of Mercury.

Mining Services Agreement with Mesa Acquisition Group LLC

On May 22, 2013, US Precious Metals, Inc. ("Company") entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions. The Company maintains approximately 37,000 acres of mining concessions located in the State of Michoacán, Mexico, and the agreement covers the Solidaridad I & II mining concessions (or approximately 5,000 acres). Under the agreement, Contractor has agreed to perform the various mining services in three, separate phases described below:

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

The estimated costs of Phase 2 are approximately $10 million.

Ø	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company and the performance of all surface and underground mining operations.

The estimated costs for the construction of the processing plant is approximately $40 million.

As of February 28, 2014, Phase I was substantially complete, although the Company has not received the results of the ground work conducted on the property.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Contractor will be responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining costs will be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor will receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for Phases 1 and 2, the Company has issued to Contractor 10 million shares of its common stock.

Phase 3. As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but will be treated as a capital contribution and will occur after completion of development under separate agreement.

The parties will be obligated to share in the milling and processing costs and revenues generated from any ore processing on a proportionate basis that is 70% to the Company and 30% to Contractor. The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement are not complete, and are qualified in their entirety by reference to each agreement which are filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 16, 2013.

Mr. George Mesa, the sole owner of Contractor, has been the Company's Director of Security for the Company's Mexican mining concessions since September 2012.  On September 21, 2012, Mr. Mesa received stock options to acquire 1 million share of our common stock at an exercise price of $0.12 in connection with that appointment.

On September 19, 2013, the Company in conjunction with its Mining Services partners Mesa Acquisition Group LLC/Alba Petroleos De El Salvador Sem De Cv, reported the results of the Phase 1 Satellite Imaging program under the Mining Services Agreement.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

1.	NATURE OF OPERATIONS CONTINUED.

Amendments to Articles of Incorporation or Bylaws;

On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii). each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii). each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company's Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

The conversion privilege of the preferred stock contains a provision restricting conversion until such time as there are adequate common shares authorized to allow full conversion of the preferred.  On April 14, 2014, we increased our authorized shares of common stock from 175 million to 325 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Accounting
The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities". Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements

Proven and Probable Reserves
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED.

Proven and Probable Reserves Continued
In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of June 30, 2014, none of our mineralized material met the definition of proven or probable reserves.

Consolidated Statements
The consolidated financial statements include the accounts of the Company and its subsidiary company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated

Foreign Currency Translation
The assets of the Mexican subsidiary are located in Mexico.  The Mexican subsidiary depends on the ability of the parent company to raise cash which is transferred to the subsidiary to meet its operating cash needs.  Therefore, the Company's management has determined that the functional currency of the Mexican subsidiary is the US dollar. Since that is the case, the Company remeasures its subsidiary financial statements in US dollars.  Any gains or losses are reflected on the Statements of Operations.

The accounts of the Mexican subsidiary are remeasured in US dollars as follows:

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

Financial Instruments
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED.

Fair Value Measurements:
ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

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

Property and equipment
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED.

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

As of May 31, 2014, none of the mine concessions met the requirements for qualification as having proven reserves.

Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the years ended May 31, 2014 and 2103.

Deferred Costs and Other
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

Income Taxes
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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED.

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

Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2014 and 2013 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the years ended May 31, 2014 and 2013.

Other Comprehensive Income (Loss)
The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended May 31, 2014 and 2013, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting
Management treats the operation of the Company as one segment.

New Accounting Pronouncements
The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

3.	GOING CONCERN AND LIQUIDITY

We have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2014, have a working capital deficit of $4,574,299, accumulated losses of $49,544,756, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $430,915 totaling $980,915.

Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. During the twelve months ended May 31, 2014 we made a single payment of $25,000 in respect of this liability. The total balance due to our former attorneys, including accrued interest, at May 31, 2014 was $1,750,531.

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

In our audited financial statements for the fiscal years ended May 31, 2014 and 2013, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

4.	SUPPLEMENTAL CASHFLOWS INFORMATION

	Year Ended May 31,
	2014	2013

Income taxes paid	$-	$-
Interest paid	$-	$-

Liabilities settled for shares of common stock

4,600,835 Shares of common stock issued on conversion of	$482,301	$-
$317,080 notes payable, $21,137 accrued interest, $174,186
debt discount and $320,271 derivative liability.
77,024 shares of common stock issued on conversion of
$15,000 convertible note payable & $8,107 accrued interest	-	23,107

Total liabilities settled for shares of common stock	$482,301	$23,107

5.	FIXED ASSETS
As at May 31, 2014 and 2013, fixed assets consisted of the following:

	May 31, 2014	May 31, 2013
Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total fixed assets - cost	134,392	134,392
Less accumulated depreciation	(108,849)	(98,739)
Total fixed assets - net	$25,543	$35,653

Depreciation expense was $10,110 and $10,109 for the twelve months ended May 31, 2014 and 2013 respectively.

6.	CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total

May 31, 2012	$575,000	$-	$263,923	$838,923
Adjustment	15,000	-	7,239	22,239
Converted into shares of common stock	(15,000)	-	(8,107)	(23,107)
Amortization of debt discount	-	-	-	-
Interest accrued	-	-	92,868	92,868
May 31, 2013	$575,000	-	355,923	930,923
Issued in the year	647,000	(414,726)	-	260,274
Converted into shares of common stock	(316,080)	174,181	(20,137)	98,244
Amortization of debt discount	-	142,091	-	142,091
Interest accrued	-	-	125,512	125,512
May 31, 2014	$933,920	$(98,448)	$461,298	$1,296,770
Less long term	(108,920)	98,448	24,000	34,472
Short term	$825,000	$-	$437,298	$1,262,298

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

6.	CONVERTIBLE NOTES PAYABLE CONTINUED

As at May 31, 2014, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $430,915, totaling $980,915. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.

On September 30, 2013, a holder of our convertible notes served us with a lawsuit. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction, as noted in Note 6 on Commitments and Contingencies.

Effective October 7, 2013, a note holder converted a $25,000 convertible note and accrued interest of $14,422 into 183,074 shares of our common stock.

During the current fiscal year, the Company issued five convertible debentures to third parties. The terms of each instrument is discussed below.

A.
On July 12, 2013, we issued a convertible debenture for $100,000. The convertible debenture had a 6 month term and bore interest of 12%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance was convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applied after the maturity of the convertible debenture, no value was assigned to it at origination of the loan and no loan discount was recognized on the convertible debenture at origination. This convertible debenture was due on January 12, 2014 and the holder converted the entire principal amount of the note as described further below.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815- 40, Derivatives and Hedging - Contracts in Entity's Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. We valued the conversion feature at default at $84,700 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month to maturity, risk free interest rate of 0.05% and annualized volatility of 50%. The balance of $84,700 was recognized as origination interest on the derivative liability and expensed on default.

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

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

6.	CONVERTIBLE NOTES PAYABLE CONTINUED

B.
On July 31, 2013, we issued a convertible debenture for $100,000. The convertible debenture has a 12 month term and bears interest of 12%. The convertible debenture could have been prepaid at rates of between 125 - 142% of the principal balance outstanding along with accrued interest. At any time after six months, the convertible debenture was convertible into shares of the Company's common stock at a 42% discount to the lowest closing price of the prior 20 trading days. The note has been converted in full.

We paid commissions to a FINRA broker/dealer in the amount of $8,000 in respect of this loan and accounted for this payment as a discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination at $94,428 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6 month to maturity, risk free interest rate of 0.11% and annualized volatility of 140%. $92,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $2,428 of the value assigned to the derivative liability was recognized as origination interest and expensed.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At August 31, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month, risk free interest rate of 0.118% and annualized volatility of 132% and determined that, since origination, the fair value of our derivative liability had increased by $29,271 to $123,699. Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation

At November 30, 2013, we further revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month, risk free interest rate of 0.117% and annualized volatility of 100% and determined that, since the previous revaluation, the fair value of our derivative liability had decreased by $13,751 to $109,948. Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

Between January 31, 2014 and February 22, 2014, the holder made 3 separate conversion requests and converted the $50,000 of the principal and $2,113.98 in accrued interest receiving a total of 764,105 shares of our common stock upon such conversions.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

6.	CONVERTIBLE NOTES PAYABLE CONTINUED

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

At February 28, 2014, we further revalued the conversion feature of the convertible debenture relating to the remaining balance of $50,000 using the Black Scholes valuation model with the following assumptions: 5 month term, risk free interest rate of 0.070% and volatility of 69% and determined that, since the previous revaluation, the fair value of our remaining derivative liability had increased by $8,755 to $58,444. Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation

During March 2014, the holder made 2 further conversion requests and converted the remaining principal balance of the note ($50,000) and $4,500 in accrued interest receiving a total of 854,237 shares of our common stock upon such conversions. The note has been satisfied in full.

C.
On September 26, 2013, we entered into a convertible promissory note with a maximum amount of $300,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We initially received $150,000 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

The $150,000 advance was received net of a debt discount of $16,667 and the principal balance to be repaid is $166,667. The $16,667 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

 We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination at $259,659 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.34% and annualized volatility of 143%. $150,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $109,659 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At November 30, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.26% and annualized volatility of 133% and determined that, since origination, the fair value of our derivative liability had decreased by $33,956 to $225,703 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

6.	CONVERTIBLE NOTES PAYABLE CONTINUED

On February 20, 2014 we received a further net advance for 30,000 under the terms of the note.

The $30,000 advance was received net of a debt discount of $3,333 and the principal balance to be repaid is $33,333. The $3,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination at $42,385 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.25% and annualized volatility of 128%. $30,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $12,385 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At February 28, 2014, we revalued the conversion feature of the entire $200,000 convertible debenture using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.25% and annualized volatility of 128%  and determined that, since the previous revaluation or origination, the fair value of our derivative liability had increased by $37,892 to $305,980 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

Between March 26, 2014 and May 15, 2014, the holder made 4 separate conversion requests and converted the $91,080 of the principal receiving a total of 1,320,000 shares of our common stock upon such conversions.

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

At May 31, 2014, we revalued the conversion feature of the remaining balance of $132,920 principal and interest outstanding using the Black Scholes valuation model with the following assumptions: 16 month term, risk free interest rate of 0195% and annualized volatility of 120%  and determined that, since the previous revaluation, the fair value of our remaining derivative liability had decreased by $27,310 to $146,674 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

6.	CONVERTIBLE NOTES PAYABLE CONTINUED

Subsequent to May 31, 2014, but before the issuance of these financial statements, as discussed below in Note 10 – Subsequent Events, the holder made further 4 separate conversion requests and converted the $132,587 of the principal and interest and receiving a total of 1,724,266 shares of our common stock upon such conversions.

D.
On February 2, 2014, we issued a convertible debenture for $125,000 to a former lender described in note (A) above. The convertible debenture had a 6 month term and bore interest of 10%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance could be convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture is due on July 30, 2014

Subsequent to May 31, 2014, but before the issuance of these financial statements, as discussed below in Note 10 – Subsequent Events, the holder made further 6 separate conversion requests between July 30, 2014 and August 15, 2014 and converted the $125,000 of the principal receiving a total of 1,316,356 shares of our common stock upon such conversions. The note has been satisfied in full.

E.
On April 4 2014, we issued a convertible debenture for $100,000 to a former lender described in note (A) and (D) above. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance could be convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture is due on October 4, 2014

The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:

May 31, 2013	$-

Value acquired during the period	511,197

Settled on issuance of common stock	(320,270)

Revaluation on settlement on issuance of common stock or at reporting dates	(41,253)

May 31, 2014	$149,674

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

7.	INCOME TAXES

The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The change of ownership following the RTC restructuring agreement may be limited our ability to utilize these US NOLs under the terms of IRC Section 381. The Mexican equivalent of the Internal Revenue Code allows NOL's to be carried forward for ten years.

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have experienced losses since Inception. When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. We provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.
The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2014 and 2013 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:
	May 2014	May 2013

Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)

	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:
	May 2014	May 2013

Net loss carry forward	$17,762,455	$11,301,282
Valuation allowance	(17,762,455)	(11,301,282)

	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:
	May 2014	May 2013

Tax at statutory rate	$8,021,173	$1,726,537
Valuation allowance	(8,021,173)	(1,726,537)

	$-	$-

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

8.	COMMITMENTS AND CONTINGENCIES

Lease – Head Office
During May 2012, we relocated our headquarters from Odessa, Missouri to Marlboro New Jersey where we are now renting office space under a the terms of a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors. Neither the lease of the personal guarantee have ever been finalized or signed

Leases – Mexican Operation

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

Mining rights
The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2014 the Company made payments of $147,105 to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2015.

Other Commitments

In May 2014 we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August 2014 we made a further deposit of $21,250 under the terms of the sales proposal. As at the date of this report we do not have the funding to pay the balance due under the sales proposal and will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013

8.	COMMITMENTS AND CONTINGENCIES CONTINUED

Legal

Title Dispute

On April 3, 2012, as we have previously reported, Mr. Israel Tentory Garcia filed an action against our Mexican subsidiary, US Precious Metals SA de CV, wherein the plaintiff asserted a number of claims against us, including a demand for the return of one of our concessions (Solidaridad I) for failure to develop the concession. The case was filed in a local court in the Federal District of Mexico City. On May 21, 2013, the Court ruled that the Plaintiff did not prove the claims asserted in the lawsuit, and that our subsidiary is not liable to for any of such claims.

On June 12, 2014, our Mexican subsidiary, US Precious Metals SA de CV was served with another lawsuit from Mr. Israel Tentory Garcia along with seven other plaintiffs. The lawsuit was filed in a commercial court in Mexico City. The claims of the new lawsuit essentially restate the claims of the original lawsuit filed in April 2012.

By way of background, the plaintiffs obtained the exploration rights to the concession known as Solidaridad I from the Mexican government on November 24, 1996. These exploration rights expired on November 23, 2001 under the terms of the concession from the government and as prescribed by the governing statute. On March 13, 2003, we entered into an agreement with the plaintiffs pursuant to which they assigned their rights to this (expired) concession to our Mexican subsidiary. In July 2003, our Mexican subsidiary then applied for and obtained a new exploration and exploitation concession from the Mexican government covering Solidaridad I. The new concession expires July 2053.

Pursuant to this 2003 agreement with the plaintiffs, we issued 1.5 million shares of our common stock to them. The agreement further provided for the payment of $1 million to the plaintiffs upon the occurrence of a sale of the concession for exploitation purposes. In the original action filed in 2012 and in the current action, plaintiff(s) claim that under the agreement the $1 million payment was due and payable no later than 2009 and ownership of the mining concession should revert back to the plaintiff(s) due to the non-payment.

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND 2013
9.	SHAREHOLDERS' DEFICIT
Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of 0.00001 per share.

Unregistered Sale of Securities.
On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Under the terms of the agreement, the Company was contracted to issue at Closing 1,250,000 shares of Class A Preferred Stock to RTC. Each share of this Class A Preferred Stock has identical rights as 100 shares of common stock except that each share of this Class A  Preferred Stock is convertible to 100 shares of common stock (or a total of 125 million shares of common stock of the Company).

Preferred Stock Continued

The market value of the 1,250,000 shares of its newly created Class A Super Voting Preferred Stock is assumed to equate to 125,000,000 shares of the common stock which was $16,250,000 on January 30, 2014 when the Company became contractually obligated to issue these shares.

These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act.

Material Modification to Rights of Security Holders.

On January 31, 2014, the Company filed the Certificate of Designations with the Delaware Secretary of State. The Certificate of Designation allows for the creation and issuance of the 1,250,000 shares of Preferred Stock. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i) each share of Preferred Stock shall have 100 to 1 voting rights, voting along with the Company's common stock, (ii) each share of Preferred Stock shall have 100 to 1 rights upon liquidation and distribution of the Company, (iii) each share of Preferred Stock shall have the right to convert into 100 shares of common stock of the Company. On January 29, 2014, the Company's Board of Directors approved the Certificate of Designations, the filings of the Certificate of Designations with the Delaware Secretary of State and the issuance of the Preferred stock created thereby to RTC.

Common Stock and Warrants

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.00001 per share. On or about February 25, 2014, a majority of the Company's shareholders approved the increase of the authorized common stock from 150,000,000 to 325,000,000 shares.  The Board of Directors previously approved the stated corporate action.  On March 26, 2014, the Company filed with the Securities and Exchange Commission and mailed to its shareholders a Definitive Schedule 14C with respect to the stated increase in authorized shares.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

9.	SHAREHOLDERS' DEFICIT CONTINUED.

Common Stock and Warrants Continued

The following shares of common stock and warrants were issued and warrants cancelled in the twelve months ending May 31 2014 and 2013:

	Common Stock	Warrants
May 31, 2012	103,307,663	5,808,165

Issued for cash consideration of $587,474	6,750,000	3,375,000
Issued to directors at a value of $315,000	1,750,000	-
Issued on the exercise of stock options – cashless exercise	740,571	-
Issued to consultants as compensation valued at $2,260,000	12,000,000	-
Recession of shares previously issued for services	(3,000,000)	-
Issued on conversion of notes payable with principal balances of $15,000 and accrued interest of $8,107	77,024	-
Warrants exercised at $0.16 and $0.25 for $23,625	155,986	(155,986)
Warrants expired, unexercised		(1,200,000)
May 31, 2013	121,781,244	7,827,180

Issued for cash proceeds of $407,500	4,800,000	2,690,000
Issued as compensation for directors at a value of $382,500	2,250,000	-
Issued as compensation under consulting agreements valued at $1,602,000	9,450,000	-
Issued on conversion of loan notes with principal balances of, $316,080, accrued interest of $20,137, debt discount of $174,181 and associated derivative liabilities of $320,270	4,600,835	-
Issued on exercised of warrants at $0.010 and $0.125 for $103,333	866,667	(866,667)
Warrants expired, unexercised	-	(6,085,716)
May 31, 2014	143,748,746	3,564,797

The following table summarizes information about warrants outstanding at May 31, 2014:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months
$0.125	1,740,000	10.8
$0.15	225,000	1.3
$0.16	924,797	14.8
$0.20	675,000	2.4
	3,564,797	9.7

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

9.	SHAREHOLDERS' DEFICIT CONTINUED.

Stock Options
In August 2008, the shareholders of the Company approved a Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.

The following schedule presents the activity of Company options during the years ended May 31, 2014 and 2013:

	# of Options	Weighted-Average Exercise Price
Options outstanding, May 31, 2012	14,938,466	$0.11
Granted	3,000,000	0.19
Exercised	(1,438,466)	(0.65)
Cancelled or forfeited	-	-
Options outstanding and vested, May 31, 2013	16,500,000	$0.13
Granted	1,500,000	0.21
Exercised	(500,000)	(0.18)
Cancelled or forfeited	-	-
Options outstanding and vested at May 31, 2014	17,500,000	$0.13

Option agreements approved by our Board of Directors have not been executed by all directors and/or consultants at this time.

The following table summarizes information about stock options outstanding at May 31, 2014:

Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable(1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	6,000,000	$390,000	1.8
$0.07	1,000,000	60,000	1.3
$0.12	1,000,000	10,000	3.3
$0.16	3,500,000	-	2.9
$0.18	1,000,000	-	2.6
$0.185	1,000,000	-	2.4
$0.19	1,000,000	-	4.1
$0.20	500,000	-	2.3
$0.22	1,000,000	-	4.3
$0.25	1,000,000	-	4.0
	17,500,000	$460,000	2.6

(1) Based on closing share price of $0.13 at close of business on May 31, 2013

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

9.	SHAREHOLDERS' DEFICIT CONTINUED.

Stock Options Continued

The total fair value of options issued during the years ended May 31, 2014 and 2013 were $302,084 and $606,933 respectively.

The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the twelve months ending May 31, 2014:

Weighted-average risk-free interest rate	1.41 – 1.65%
Weighted-average expected life	5 yrs
Weighted-average expected volatility	179% - 182%
Weighted-average expect dividends	$ 0

The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

On August 27, 2014, the Company's Board of Directors approved a 2014 Stock Option Plan for up to 20,000,000 shares of common stock. A copy of that plan is attached hereto as Exhibit 10.21. In addition, on that same date, the Company's Board of Directors approved the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

10.	RELATED PARTY TRANSACTIONS
In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds to Resource Technology Corp. ("RTC") in connection with the transportation of ore supply, and related costs. As mentioned below, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our Chairman and a director, to acquire the issued and outstanding shares of RTC from the RTC shareholders

Effective August 28, 2013, we appointed Mr. Hans H. Hertell as the Company's President. In addition, on that same date, our   Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. ("Hertell Group"). Mr. Hertell is the sole officer and member of Hertell Group.

Under the Employment Agreement, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months ("Performance Event"), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. In addition, upon occurrence of the Performance Event, the Executive will be entitled to receive a stock award of 1,000,000 shares of common stock ("Stock Grant"), which shall vest immediately. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

10.	RELATED PARTY TRANSACTIONS CONTINUED

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

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.

During the year ended May 31, 2014, we issued 2,250,000 shares of our common stock valued as $382,500 as compensation to our directors. Each of our directors at the time received 250,000 shares of common stock. In addition, 1,500,000 fully vested stock options valued at $302,084 were issued, 1,000,000 to a newly appointed director with exercise prices of $0.22 and 500,000 to an officer with an exercise price of $0.19. The officer had previously resigned and in connection with such resignation, the original options had expired.

During the year ended May 31, 2013, the Company issued to its directors a total of 1,750,000 shares of common stock, valued at $315,000, and 2,000,000 stock options, valued at $420,995. Each director received 250,000 shares of common stock. In addition, 1,000,000 fully vested stock options were issued to each of two newly appointed directors (2,000,000 in total).

On March 19, 2013, Mr. Jerry Pane, our Chief Executive Officer and a director, advanced to us $50,000 by way of loan. The loan was unsecured, interest free and repayable on demand. The loan was repaid as follows: $10,000 of the loan was repaid on March 25, 2013, $20,000 of the loan was repaid on April 15, 2013 and the remaining $20,000 balance of the loan was repaid on April 19, 2013.

On May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corporation, a newly formed Florida corporation ("RTC"), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company, among other terms and conditions. This May 11, 2013 transaction with RTC was terminated ab initio and superseded by the Restructuring Agreement dated January 30, 2014 as described above.

On May 22, 2013, the Company issued 10,000,000 shares of its common stock valued at $1.9 million to Mesa Acquisition Group LLC in connection with the Mining Services Agreement entered into by the parties. In addition, in 2013, we issued 1,000,000 fully vested stock options valued at $114,682 to the principal of this company as consideration for acting as Director of Security of our Solidaridad Property.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MAY 31, 2014 AND 2013

10.	RELATED PARTY TRANSACTIONS CONTINUED

On August 27, 2014, the Company's Board of Directors approved a 2014 Stock Option Plan for up to 20,000,000 shares of common stock. A copy of that plan is attached hereto as Exhibit 10.21. In addition, on that same date, the Company's Board of Directors approved the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

On August 27, 2014, the Company approved a stock grant of 250,000 shares of common sock to each of its 9 directors for a total grant of 2,250,000 shares.

11.	SUBSEQUENT EVENTS

Between June 5, 2014 and July 11, 2014 we issued 4,013,334 shares of our common stock and 12 month warrants to acquire 2,006,667 shares of our common stock at an exercise price of $0.125 per share for cash consideration of $301,000.

During June and July 2014, the holder of Note C (refer to Note 6 - Convertible Notes Payable above) made 4 separate conversion requests and converted $132,587 of the principal and interest and received a total of 1,724,266 shares of our common stock upon such conversions.

On June 24, 2014, the Company and Dr. Edgar Choueiri entered into a Consulting Agreement, pursuant to which Dr. Choueiri agreed to provide certain consulting services to the Company with respect to plasma processing. The agreement is on a month to month basis, and Dr. Choueiri, among other terms, will receive a remuneration of $4,000 per month. In addition, in connection with the agreement, Dr. Choueiri resigned from the Board of Directors of the Company.

In July 2014 a warrant holder exercised warrants to acquire 100,000 shares of our common stock at $0.15 per share for cash consideration of $15,000.

Between July 30, 2014 and August 15, 2014 the holder of Note D (refer to Note 6 - Convertible Notes Payable above) made 6 separate conversion requests and converted $125,000 principal balance of the note receiving a total of 1,316,356 shares of our common stock upon such conversions. The note has been satisfied in full.

In August 2014, we issued 1,033,333 shares of our common stock and 12 month warrants to acquire 516,667 shares of our common stock at an exercise price of $0.20 per share for cash consideration of $155,000.

On August 27, 2014, the Board of Directors approved the following:

1)	the establishment of a 2014 Stock Option Plan for up to 20,000,000 shares of common stock,
2)
the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share, and

3)	the grant of 250,000 shares of common stock to each of the nine current directors.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after May 31, 2014 for which disclosure is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ Gennaro(Jerry) Pane
Name: Gennaro (Jerry) Pane
Title: Chief Executive Officer
Date: September 8, 2013

By:	/s/ David Cutler
Name: David Cutler
Title: Chief Financial Officer
Date: September 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ (Daniel) Moon Joon Sikk	Director	September 8, 2013
(Daniel) Moon Joon Sikk

/s/ David W. Burney	Director	September 8, 2013
David W. Burney

/s/ Sheldon Baer	Director	September 8, 2013
Sheldon Baer

/s/ Gennaro (Jerry) Pane	Chief Executive Officer and Director	September 8, 2013
Gennaro (Jerry) Pane

/s/ Daniel H. Luciano	Director	September 8, 2013
Daniel H. Luciano

/s/ John Gildea	Director	September 8, 2013
John Gildea

/s/ Chad Altieri	Director	September 8, 2013
Chad Altieri

/s/ Michael Volkow	Director	September 8, 2013
Michael Volkow

/s/ Hans H. Hertell	President and Director	September 8, 2013
Hans H. Hertell