Form 10-Q
period 2014-08-31
U S PRECIOUS METALS INC
filed 2014-10-14
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	AUGUST 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

732 - 851-7707
(Registrant's telephone number, including area code)
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
☐ Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 155,687,226 shares of common stock issued and outstanding as of October 14, 2014.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2014 (Unaudited)	May 31, 2014 (Audited)
ASSETS
Current Assets:
Cash	$153,333	$121,754
Prepaid and other current assets	11,385	23,802
Total current assets	164,718	145,556

Property and equipment, net	23,015	25,543

Other Assets
Investment in mining rights and other	44,401	44,437

Total Assets	$232,134	$215,536

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,765,653	$3,457,557
Convertible notes payable	1,159,178	1,262,298
Total current liabilities	4,924,831	4,719,855

Long Term Liability
Convertible note payable, net of debt discount	-	34,472
Derivative liability on long term convertible note payable	-	149,674
Total Ling term liabilities	-	184,146

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; 1,250,000 shares issued and outstanding, respectively	13	13
Common stock: authorized 325,000,000 shares of $0.00001 par value; 154,186,035 and 143,748,746 shares issued and outstanding respectively	1,542	1,437
Additional paid in capital	46,490,260	44,854,841
Deficit accumulated during exploration stage	(51,184,512)	(49,544,756)
Total stockholders' deficit	(4,692,697)	(4,688,465)

Total Liabilities and Stockholders' Deficit	$232,134	$215,536

The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended August 31,
	2014	2013

Revenues	$-	$-

Costs and Expenses
General and administrative	1,432,394	462,716
Operating Loss	(1,432,394)	(462,716)

Other Income (Expense):
Change in derivative liability	(34,151)	(47,908)
Interest expense (net)	(173,211)	(146,331)
Total other income (expense)	(207,362)	(194,239)

Loss before income taxes	(1,639,756)	(656,955)

Provision for income taxes	-	-

Net loss	$(1,639,756)	$(656,955)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding	148,461,468	122,407,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount	Shares	Amount
Balance, May 31 2013	-	$-	121,781,244	$1,218	$25,325,355	$(28,977,646)	$(3,651,073)

RTC restructuring agreement – related party	1,250,000	13	-	-	16,249,987	-	16,250,000
Shares issued for cash	-	-	4,800,000	48	407,452		407,500
Shares issued as compensation	-	-	2,250,000	22	382,478		382,500
Shares issued for services	-	-	9,450,000	94	1,601,906		1,602,000
Notes payable converted for shares	-	-	4,600,835	46	482,255		482,301
Warrants exercised	-	-	866,667	9	103,324		103,333
Stock options issued	-	-	-	-	302,084		302,084
Net loss for the year	-	-	-	-	-	(20,677,110)	(20,567,110)

Balance, May 31, 2014	1,250,000	13	143,748,746	1,437	44,854,841	(49,544,756)	(4,688,465)
Shares issued for cash	-	-	5,046,667	50	455,925	-	455,975
Notes payable converted for shares	-	-	3,040,622	31	462,560	-	462,591
Shares issued as compensation	-	-	2,250,000	23	494,977	-	495,000
Warrants exercised	-	-	100,000	1	14,999	-	15,000
Stock option issued	-	-	-	-	206,958	-	206,958
Net loss for the period	-	-	-	-	-	(1,639,756)	(1,639,756)

Balance at August 31, 2014 unaudited	1,250,000	$13	154,186,035	$1,542	$46,490,260	$(51,184,512)	$(4,692,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended August 31,
	2014	2013
Cash Flows From Operating Activities:

Net loss	$(1,639,756)	$(656,955)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	2,528	2,528
Shares issued as compensation	495,000	-
Stock option expense	206,958	-
Amortization of loan discount	7,319	8,766
Origination interest on derivative liability	111,975	79,767
Change in fair derivative value	34,151	47,908
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	12,453	1,035
Increase in interest accrued on convertible notes	21,879	27,654
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	308,097	104,130
Net Cash Used in Operating Activities	(439,396)	(385,167)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sales of common stock	455,975	190,000
Proceeds from exercises of warrants	15,000	-
Proceeds from convertible notes, net	-	192,000
Net Cash Provided by Financing Activities	470,975	382,000

Net increase (decrease) in cash	31,579	(3,167)

Cash beginning of period	121,754	28,691

Cash end of period	$153,333	$25,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has acquired exploration or exploitation concessions to approximately 37,000 acres of land in Michoacán, Mexico. Below is a list of the concessions which the Company has acquired:
Name of Concession	Title Number	Hectares*	Date Acquired	Expiration Date
Solidaridad I	220315	174.5408	July 11, 2003	July 10, 2053
Solidaridad II	220503	2162.2311	August 14, 2003	August 13, 2053
Solidaridad II, Fraction A	220504	1.4544	August 14, 2003	August 13, 2053
Solidaridad II, Fraction B	220505	.0072	August 14, 2003	August 13, 2053
Solidaridad III	223444	294.0620	December 14, 2004	December 13, 2054
Solidaridad IV	220612	149.4244	September 4, 2003	September 3, 2053
Solidaridad V (AKA Le Ceiba)	223119	921.3201	October 19, 2004	October 18, 2054
La Sabila	227272	11,405.0000	June 2, 2006	June 1, 2056
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS CONTINUED

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS CONTINUED

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
The RTC shareholders are Wolz International, LLC ("Wolz"), Titan Productions, Inc. ("Titan"), and Mercury6, LP ("Mercury6"). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and owns approximately 51% of the shares of Wolz), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs. Pane and Altieri own or control limited partnership interests in PP LP.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS-CONTINUED

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS CONTINUED

Construction of a Company Owned Plasma Plant
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
The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs. Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS-CONTINUED

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

•
Phase 1 entails the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 are approximately $400,000.

•
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 are approximately $10 million.

•	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company and the performance of all surface and underground mining operations.
The estimated costs for the construction of the processing plant are approximately $40 million.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.	NATURE OF OPERATIONS-CONTINUED

Mining Services Agreement with Mesa Acquisition Group LLC Continued
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

1.            NATURE OF OPERATIONS-CONTINUED

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

Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ended May 31, 2015. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2014 included in our Form 10-K filed with the SEC.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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
In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of August 31, 2014, none of our mineralized material met the definition of proven or probable reserves.
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
The assets of the Mexican subsidiary are located in Mexico.  The Mexican subsidiary depends on the ability of the parent company to raise cash which is transferred to the subsidiary to meet its operating cash needs.  Therefore, the Company's management has determined that the functional currency of the Mexican subsidiary is the US dollar. Since that is the case, the Company remeasures its subsidiary financial statements in US dollars.  Any gains or losses are reflected on the Statements of Operations
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Property and Equipment Continued
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
As of August 31, 2014, none of the mine concessions met the requirements for qualification as having proven reserves.
Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three month periods ended August 31, 2014 and 2103.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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
Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2014 and 2013 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the three month periods ended August 31, 2014 and 2013.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Other Comprehensive Income (Loss)
The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three month periods ended May 31, 2014 and 2013, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.
Segment Reporting
Management treats the operation of the Company as one segment.
New Accounting Pronouncements
The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.
3.    GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2014, have a working capital deficit of $4,778,113, accumulated losses of $51,184,512, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $453,096 totaling $1,003,096.
Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. During the twelve months ended May 31, 2014 we made a single payment of $25,000 in respect of this liability. The total balance due to our former attorneys, including accrued interest, at August 31, 2014 was $1,770,560.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

3.    GOING CONCERN AND LIQUIDITY-CONTINUED

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
4.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended August 31,
	2014	2013
Income taxes paid	$-	$-
Interest paid	$-	$-
Convertible Notes Payable, debt discount, accrued interest and derivative liabilities settled with the issuance of 3,040,622 shares of common stock	$462,591	$-

5.    PROPERTY AND EQUIPMENT

As at August 31, 2014 and May 31, 2014, property and equipment consisted of the following:

	August 31, 2014	May 31, 2014

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less accumulated depreciation	(111,377)	(108,849)
Total property and equipment net	$23,105	$25,543

Depreciation expense for the three months ended August 31, 2014 and 2014 was $2,528 and $2,528, respectively.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

6.    CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2013	$575,000	$-	$355,923	$930,923
Issued in the year	647,000	(414,726)	-	260,274
Converted into shares of common stock	(316,080)	174,181	(20,137)	98,244
Amortization of debt discount	-	142,091	-	142,091
Interest accrued	-	-	125,512	125,512
May 31, 2014	933,920	(98,448)	461,298	1,296,770
Issued in the period	-	-	-	-
Converted into shares of common stock	(233,920)	116,866	(23,298)	(140,352)
Amortization of debt discount	-	(18,418)	-	(18,418)
Interest accrued	-	-	21,879	21,879
August 31, 2014	$700,000	$-	$459,178	$1,159,178
Less long term	-	-	-	-
Short term	$700,000	$-	$459,178	$1,159,178

As at May 31, 2014, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $453,096 totaling $1,003,096. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.
On September 30, 2013, a holder of our convertible notes (referenced above) served us with a lawsuit. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction.
During the three month ended August 31, 2014, the Company did not issue any further convertible notes payable and settled two previously outstanding convertible notes payable through the issuance of a total of 3,040,622 shares of common stock.
Convertible Note Payable A
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

6.    CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable A Continued
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
At November 30, 2013, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.26% and annualized volatility of 133% and determined that, since origination, the fair value of our derivative liability had decreased by $33,956 to $225,703. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

6.    CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable A-Continued
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
Between June 1, 2014 and August 20, 2014 the holder made 4 separate conversion requests and converted the remaining $132,920 of the principal receiving a total of 1,724,266 shares of our common stock upon such conversions.
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
As at August 31, 2014, no balance was outstanding under this convertible note payable.
However, as disclosed in Note 11 Subsequent Events below, a further advance of $83,333 was made under this convertible note payable and we received funds $75,000, net of debt discount on September 3, 2014.
Convertible Note Payable B
On January 30, 2014, we issued a convertible debenture to a former lender for $125,000. The convertible debenture had a 6 month term and bore interest of 12%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance was convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applied after the maturity of the convertible debenture, no value was assigned to it at origination of the loan and no loan discount was recognized on the convertible debenture at origination. This convertible debenture was due on July 30, 2014 and the holder converted the entire principal amount of the note as described further below.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

6.    CONVERTIBLE NOTES PAYABLE-CONTINUED
Convertible Note Payable B-Continued
We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815- 40, Derivatives and Hedging - Contracts in Entity's Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. We valued the conversion feature at default at $111,975 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month to maturity, risk free interest rate of 0.03% and annualized volatility of 59%. The balance of $111,975 was recognized as interest on origination and expensed in full on default.
Between January 30, 2014 and August 15, 2014, the holder made 6 separate conversion requests and converted the entire $125,000 principal amount of the note receiving a total of 1,316,356 shares of our common stock. The holder waived their right to charge interest on this loan. As of August 31, 2014, the note has been satisfied in full.
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
Convertible Note Payable C
On April 4 2014, we issued a further convertible debenture for $150,000 to the same lender as for Convertible Note Payable B above. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance could be convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture is due on October 4, 2014.
The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:

May 31, 2013	$-
Value acquired during the period	511,197
Settled on issuance of common stock	(320,270)
Revaluation on settlement on issuance of common stock or at reporting dates stock or at reporting dates	(41,253)
May 31, 2014	149,674
Value acquired during the period	111,975
Settled on issuance of common stock	(227,498)
Revaluation on settlement on issuance of common stock	(34,151)
August 31, 2014	$-

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

7.    COMMITMENTS AND CONTINGENCIES

Lease – Head Office
Our head office is in Marlboro, New Jersey where we are now renting office space under a the terms of a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease is personally guaranteed by one of our officers and directors. Neither the lease of the personal guarantee have ever been finalized or signed
Leases – Mexican Operation
The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $2,234. This lease expired on February 1, 2014 and was extended for a further twelve month period on the same terms. Effective February 1, 2014 we extended the terms of the lease for a further twelve months on the same terms as before.
Effective January 1, 2014, we entered into a new rental agreement with the landowner of the land on which our mining concessions are located. Under the terms of the new agreement we agreed to pay a monthly rental of approximately $5,400 on a going basis to be able to have access to our mining concessions.
Mining rights
The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2014 the Company made payments of $147,105 to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2015.
Other Commitments
Under an employment agreement we have with Mr. Hertell, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months ("Performance Event"), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term.. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.
In May 2014, we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August 2014, we made a further deposit of $21,250 under the terms of the sales proposal. As at the date of this report, there is no contract for this work and we do not have the funding to pay the balance due under the sales proposal and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be success in raising the necessary funding.
As disclosed in Note 11 Subsequent Events below, on September 15, 2014, we paid $75,000 as a deposit on a proposal to undertake a drilling program on our property in Mexico. The proposal is in excess of $1 million. As at the date of this report, there is no contract for this work and we do not have the funding to pay the balance due under the sales proposal and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be successful in raising the necessary funding.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

7.    COMMITMENTS AND CONTINGENCIES-CONTINUED

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
8.    STOCKHOLDERS' DEFICIT

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

8.    STOCKHOLDERS' DEFICIT-CONTINUED

Unregistered Sale of Securities Continued.
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
 The following shares of common stock and warrants were issued and warrants cancelled in the three months ending August 31, 2014:

	Common Stock	Warrants
May 31, 2014	143,748,746	3,564,797
Issued for cash proceeds of $455,975	5,046,667	2,523,334
Issued on settlement of convertible notes payable	3,040,622	-
Issued as directors' compensation	2,250,000	-
Warrants exercised	100,000	(100,000)
Warrants expired, unexercised	-	(800,000)
August 31, 2014	154,186,035	5,188,131

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

8.    STOCKHOLDERS' DEFICIT-CONTINUED

Common Stock and Warrants Continued
During the three months ended August 31, 2014, the Company issued:
i)
5,046,667 shares of its common stock, together with warrants to buy 2,523,334 shares of its common stock for proceeds of $455,975. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20.

ii)	3,040,622 shares of commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $462,591
iii)	2,250,000 shares valued at $495,000 as compensation to its nine directors.
In addition, 100,000 warrants with an exercise price of $0.15 were exercised for cash proceeds of $15,000 and 800,000 warrants expired, unexercised.
The following table summarizes information about warrants outstanding at August 31, 2014:
Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.125	3,746,667	9.1
$0.16	924,797	11.7
$0.20	516,667	11.6
Total	5,188,130	79.8

Stock Options
In August 2008, our shareholders approved a Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.
In August 2014, our Board of directors approved the establishment of a 2014 Stock Option Plan for up to 20,000,000 shares of Company common stock.
The following table sets stock options granted, exercised and outstanding during the three months ended August 31, 2014 and the twelve months ended May 31, 2014:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

8.    STOCKHOLDERS' DEFICIT-CONTINUED
Stock Options Continued

	# of Options	Weighted-Average Exercise Price
Options outstanding and vested, May 31, 2013	16,500,000	$0.13
Granted	1,500,000	0.21
Exercised	(500,000	(0.18
Cancelled or forfeited	-	-
Options outstanding and vested at May 31, 2014	17,500,000	0.13
Granted	1,000,000	0.23
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding and vested at August 31, 2014	18,500,000	$0.14
On August 27, 2014, the Company's Board of Directors appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs and granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price of the option was $0.23 per share.
The following table summarizes information about stock options outstanding at August 31, 2014:
Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable (1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	6,000,000	$1,050,000	1.5
$0.07	1,000,000	170,000	1.0
$0.12	1,000,000	120,000	3.0
$0.16	3,500,000	280,000	2.6
$0.18	1,000,000	60,000	2.3
$0.185	1,000,000	55,000	2.1
$0.19	1,000,000	75,000	3.8
$0.20	500,000	20,000	2.0
$0.22	1,000,000	20,000	4.0
$0.23	1,000,000	10,000	5.0
$0.25	1,000,000	-	3.8
	18,500,000	$1,860,000	2.3
(1) Based on closing share price of $0.24 at close of business on August 29, 2014

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

8.    STOCKHOLDERS' DEFICIT-CONTINUED

Stock Options Continued
The total fair value of options issued during the three month periods ended August 31, 2014 and 2013 were $206,958 and $0 respectively.
The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the twelve months ending August 31, 2014:
Weighted-average risk-free interest rate	1.65%
Weighted-average expected life	5 Years
Weighted-average expected volatility	168%
Weighted-average expect dividends	$ 0
The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.
9.            RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2014, we issued 2,250,000 shares of our common stock valued as $495,000 as compensation to our directors. Each of our nine directors at the time received 250,000 shares of common stock. In addition, 1,000,000 fully vested stock options with an exercise price of $0.23, valued at $206,958, were issued to a Mexican national appointed to our advisory board to assist the Company with its operations in Mexico, including regulatory affairs.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

9.            RELATED PARTY TRANSACTIONS-CONTINUED

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration or the services, the Hertell Group will receive 9,000,000 shares of our common stock. The term of the Consulting Agreement is three years. The shares were issued, and the associated expense recognized, during the three months ended November 30, 2013.

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
10.            INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended August 31, 2014 and 2013 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(unaudited)

10.    INCOME TAXES CONTINUED

	August 2014	August 2013
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:

	August 2014	August 2013
Net loss carry forward	$19,961,960	$19,322,455
Valuation allowance	(19,961,960)	(19,322,455)
	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:
	August 2014	August 2013
Tax at statutory rate	$639,505	$256,212
Valuation allowance	(639,505)	(256,212)
	$-	$-

11.    SUBSEQUENT EVENTS

On September 3, 2014, we received a further advance of $83,333 under an outstanding convertible note payable and we received funds $75,000, net of debt discount, as described in Note 6 Convertible Notes Payable above.
On September 15, 2014, we paid $75,000 as a deposit on a proposal to undertake a drilling program on our property in Mexico. The proposal is in excess of $1 million. As at the date of this report, there is no contract for this work and we do not have the funding to pay the balance due under the sales proposal and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be success in raising the necessary funding.
On October 2, 2014, 200,000 of our warrants with an exercise price of $0.125 were exercised for proceeds of $25,000.
On September 30, 2014, we issued 450,000 shares of our common stock as compensation under a 12 month consulting contract.
On October 6, 8 and 10, 2014, the holder of Convertible Note 6 converted a total principal balance of $100,000 into 851,191 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This quarterly report on Form 10-Q (this "Quarterly Report") contains certain forward-looking statements that are subject to risks and uncertainties. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Quarterly Report, the words "anticipate," "believe," "plan," "target," "estimate," "intend," "expect" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our strategy, future plans for exploration and production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this Quarterly Report are based upon information available to our management on the date of this Quarterly Report.
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
Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2014, filed with the Securities and Exchange Commission (" Commission ") on September 10, 2014 (the " Annual Report ") including the section entitled " Item 1A. Risk Factors." More broadly, these factors include, but are not limited to:
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
We qualify all of our forward-looking statements by the cautionary statements listed above, as well as those factors described in our Annual Report including the referenced "Item 1A. Risk Factors." The list above, together with the factors described in our Annual Report under "Item 1A. Risk Factors," is not exhaustive of the factors that may affect the accuracy of our forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially and adversely different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this Quarterly Report. Except as required by applicable law, including the securities laws of the United States, we assume no obligation to update any such forward-looking statements.

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
RTC Transactions.
As previously reported by the Company on its Form 8-K filed with the Commission on May 17, 2013 and as stated above, on May 11, 2013, the Company entered into a Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation ("RTC"), and the RTC shareholders to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company. The transaction included three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership ("PP LP"). The ore supply agreements and the Toll Processing Agreement enabled RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements.
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
The above description is a summary of the May 11, 2013 transactions with RTC. For more complete information, please refer to the above stated Form 8-K filed with the Commission on May 17, 2013.
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
The above descriptions of the Restructuring Agreement, the Licensing Agreement, the Equipment Purchase Agreement, the Promissory Note and the Certificate of Designations are not complete, and are qualified in their entirety by reference to each respective agreement which are filed as Exhibits to the Form 8-K filed with the Commission on February 5, 2014.
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

•
Phase 1 entailed the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 is approximately $400,000.

•
Phase 2 entails the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 is approximately $10 million.

•	Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company, and the performance of all surface and underground mining operations.
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
On April 16, 2014, the Company filed a Certificate of Amendment to Amended and Restated Certificate of Incorporation with the Delaware Secretary of State ("Certificate of Amendment"). The Certificate of Amendment increases the authorized shares of common stock, $0.00001 par value, of the Company from 150,000,000 to 325,000,000 shares. The Company previously filed a Schedule 14C Definitive Information Statement with respect to the Certificate of Amendment on March 26, 2014, and mailed the Information Statement to its shareholders on that same date.
During the three months ended August 31, 2014, the Company issued:
i)    5,046,667 shares of its common stock, together with warrants to buy 2,523,334 shares of its common stock for proceeds of $455,975. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20.
ii)            3,040,622 shares of commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $462,591
iii)            2,250,000 shares valued at $495,000 as compensation to its nine directors.
In addition, 100,000 warrants with an exercise price of $0.15 were exercised for cash proceeds of $15,000 and 800,000 warrants expired, unexercised.
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
1)	the establishment of a 2014 Stock Option Plan for up to 20,000,000 shares of common stock, and
2)
the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

Liquidity and Capital Resources
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2014, have a working capital deficit of $4,778,113, accumulated losses of $51,184,512, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.
As at August 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $453,096 totaling $1,003,096.
Moreover, effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012. We have failed to make this schedule payment on December 1, 2012. Thus, our former attorneys have the ability to avail themselves of all rights and privileges under the existing agreements with us and under the laws of Mexico and the United States. During the twelve months ended May 31, 2014 we made a single payment of $25,000 in respect of this liability. The total balance due to our former attorneys, including accrued interest, at August 31, 2014 was $1,770,560.
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
Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2015 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide us with adequate fiscal resources to execute our plan of operations in the current fiscal year and beyond.

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
During the three months ended August 31, 2014, we sold 5,046,667 shares of our common stock, together with warrants to buy 2,523,334 shares of our common stock for proceeds of $455,975. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20.We further issued 3,040,622 shares of commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $462,591. We also received $15,000 from the exercise of 100,000 warrants with an exercise price of $01.5.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2014 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2013

Revenue

We earned no revenue in either the three months ended August 31, 2014 or 2013 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the three months ended August 31, 2014, we incurred general and administrative expenses of $1,423,394, compared to the $462,716 incurred in the three months ending August 31, 2013, an increase of $960,678. The increase relates primarily relates to increased salary and compensation between the two periods. Specifically, during the three months ended August 31, 2014, we issued 2,250,000 shares of our common stock valued at $494,000, as compensation to our nine directors and 1,000,000 stock options valued $206,938 to a member of our advisory board.

There were no similar equity or stock option issuances during the three months ended August 31, 2013.

Change in derivative liability

During the three months ended August 31, 2014, we recognized a loss on revaluation of derivative liabilities of $34,151, compared to the $47,908 incurred in the three months ending August 31, 2013, a decrease of $13,757. The decrease arose because there no derivatives outstanding throughout the three months ended August 31, 2014 while there were during the three months ended August 31, 2013 and consequently more variance during the three month ended August 31, 2013 as compared to the three months ended August 31, 2014.

Interest expense (net)

During the three months ended August 31, 2014, we incurred interest expense (net) of $173,211 compared to $146,331 during the three months ended August 31, 2013, an increase of $26,880.

The increase reflects the increased level of Company's borrowings between the two periods.

Net loss

The net loss for the three months ended August 31, 2013 was $1,639,756 compared to $656,955 during the three months ended August 31, 2013, an increase of $982,801.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED AUGUST 31, 2014 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2013

Net cash flow used in operations in the three months ended August 31, 2014 was $439,396 compared to $385,167 for the three months ended August 31, 2013, an increase of $54,229

In the three months ended August 31, 2014, our net loss was $1,639,756 which was offset by $857,930 in non- cash items and an increase in our net operating liabilities of $342,429 to arrive at net cash used in operations of $439,396. By comparison, in the three months ended August 31, 2013, our net loss was $656,955 which was offset by $138,969 in non-cash items and an increase in our net operating liabilities of $132,819 to arrive at net cash used in operations of $385,167.

No cash flow was provided by, or used in, investing activities during the three months ended August 31, 2014 or 201

Net cash flow generated from financing activities was $470,975 in the three months ended August 31, 2014 compared to $382,000 for the three months ended August 31, 2013, an increase of $88,975.

In the three months ended August 31, 2014, we received $455,975 from the sale of shares of our common stock and warrants and $15,000 from the exercise of warrants. By comparison, in the three months ended August 31, 2013, we received $190,000 from the sale of shares of our common stock and warrants and $192,000 from the issuance of convertible notes payable.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the " Exchange Act "), as of the last day of the fiscal period covered by this report, August 31, 2014.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of August 31, 2014. In order to correct the above described deficiency, the Company established an Ad Hoc Committee, consisting of two directors who also are attorneys. The committee has been authorized to review and approve all Company related expenses.

Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended August 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2013, we received $455,950 from the sale of 5,046,667 units. Each unit consists of one share of our common stock, and one half of a warrant. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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
ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at August 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $453,096 totaling $1,003,096.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed herewith
		Form	File Number	Exhibit	File Date
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
101.INS	XBRL Instance Document (1)					X
101.SCH	XBRL Taxonomy Extension Schema Document (1)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)					X
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
Date: October 14, 2014

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler

Name: David J Cutler
Title: Chief Financial Officer
Date: October 14, 2014