Form 10-Q
period 2014-11-30
U S PRECIOUS METALS INC
filed 2015-01-16
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	November 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 Route 9 North, Suite 306 Marlboro, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

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

[X] Yes    [  ] No

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

[   ]Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,763,416 shares of common stock issued and outstanding as of January 14, 2015.

U.S.PRECIOUS METALS, INC.

INDEX

PART 1: FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

CONDENSED CONSOLIDATED BALANCE SHEETS

1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

2

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  36

Overview

37

RTC Transactions.

37

Mining Services Agreement.

40

Corporate Matters.

41

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

46

ITEM 4. CONTROLS AND PROCEDURES.

46

PART 2: OTHER INFORMATION

47

ITEM 1. LEGAL PROCEEDINGS

47

ITEM 3. DEFAULT OF SENIOR SECURITIES.

48

ITEM 4. MINING SAFETY DISCLOSURES

48

ITEM 5. OTHER INFORMATION.

49

ITEM 6. EXHIBITS.

49

Director Of Mergers And Acquisition Agreement dated December 4, 2014

49

SIGNATURES

50

i

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2014 (Unaudited)	May 31, 2014 (Audited)
ASSETS
Current Assets:
Cash	$ 10,256	$ 121,754
Prepaid and other current assets	93,641	23,802
Total current assets	103,897	145,556

Property and equipment, net	20,488	25,543

Other Assets
Investment in mining rights and other	44,280	44,437

Total Assets	$ 168,665	$ 215,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 3,791,216	$ 3,457,557
Convertible notes payable	1,025,036	1,262,298
Total current liabilities	4,816,252	4,719,855

Long Term Liability
Convertible note payable, net of debt discount	10,417	34,472
Derivative liability on long term convertible note payable	108,107	149,674
Total Long term liabilities	118,524	184,146

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; 1,250,000 shares issued and outstanding, respectively	13	13
Common stock: authorized 325,000,000 shares of $0.00001 par value; 159,663,416 and 143,748,746 shares issued and outstanding respectively	1,597	1,437
Additional paid in capital	48,262,127	44,864,841
Deficit accumulated during exploration stage	(53,029,848)	(49,544,465)
Total stockholders’ deficit	(4,766,111)	(4,688,465)

Total Liabilities and Stockholders’ Deficit	$ 168,665	$ 215,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -

Costs and Expenses
General and administrative	1,594,613	2,491,646	3,027,006	2.954,362
Operating Loss	(1,594,613)	(2,491,646)	(3,027,006)	(2,954,362)

Other Income (Expense):
Change in derivative liability	2,077	171,280	(32,074)	123,372
Interest expense (net)	(252,801)	(403,301)	(426,012)	(549,632)
Total other income (expense)	(250,724)	(232,021)	(458,086)	(426,260)

Loss before income taxes	(1,845,336)	(2,723,667)	(3,485,092)	(3,380,622)

Provision for income taxes	-	-	-	-

Net loss	$ (1,845,336)	$ (2,723,667)	$ (3,485,092)	$ (3,380,622)

Net loss per share
Basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

Weighted average number of shares
outstanding	156,646,680	134,917,171	152,732,098	128,627,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount	Shares	Amount
Balance, May 31 2013 - audited	-	$ -	121,781,244	$ 1,218	$ 25,325,355	$ (28,977,646)	$ (3,651,073)

RTC restructuring agreement – related party	1,250,000	13	-	-	16,249,987	-	16,250,000
Shares issued for cash	-	-	4,800,000	48	407,452		407,500
Shares issued as compensation	-	-	2,250,000	22	382,478		382,500
Shares issued for services	-	-	9,450,000	94	1,601,906		1,602,000
Notes payable converted for shares	-	-	4,600,835	46	482,255		482,301
Warrants exercised	-	-	866,667	9	103,324		103,333
Stock options issued	-	-	-	-	302,084		302,084
Net loss for the year	-	-	-	-	-	(20,677,110)	(20,567,110)

Balance, May 31, 2014 - audited	1,250,000	13	143,748,746	1,437	44,854,841	(49,544,756)	(4,688,465)
Shares issued for cash	-	-	5,046,667	51	455,925	-	455,975
Notes payable converted for shares	-	-	4,368,003	44	772,197	-	772,241
Accounts payable partially settled in shares	-	-	500,000	5	134,995	-	135,000
Shares issued as compensation	-	-	3,250,000	33	774,968	-	775,000
Shares issued for services	-	-	1,450,000	15	439,486	-	439,500
Stock options exercised	-	-	1,000,000	10	64.990	-	65,000
Warrants exercised	-	-	300,000	3	39,997	-	40,000
Stock options issued	-	-	-	-	724,730	-	724,730
Net loss for the period	-	-	-	-	-	(3,485,092)	(3,485,092)

Balance at November 30, 2014 - unaudited	1,250,000	$ 13	159,663,416	$ 1,597	$ 48,262,127	$ (53,029,848)	$ (4,766,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended November 30,
	2014	2013
Cash Flows From Operating Activities:

Net loss	$ (3,485,092)	$ (3,380,622)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	2,055	5,055
Shares issued as compensation	775,000	1,942,500
Shares issued for services	384,000	-
Stock option expense	724,730	302,083
Gain on settlement of accounts payable	(17,670)	-
Amortization of loan discount	17,735	48,539
Origination interest on derivative liability	306,809	382,099
Change in fair derivative value	32,074	(123,372)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(14,182)	1,239
Increase in interest accrued on convertible notes	44,120	55,971
Increase (decrease) in accounts payable and accruals
accrued expenses and other current liabilities	454,948	244,484
Net Cash Used in Operating Activities	(772,473)	(552,024)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sales of common stock	455,975	190,000
Proceeds from exercises of warrants	40,000	103,333
Proceeds from exercise of stock options	65,000	-
Proceeds from loan from related party	25,000	-
Proceeds from convertible notes, net	75,000	342,000
Net Cash Provided by Financing Activities	660,975	635,333

Net increase (decrease) in cash	(111,498)	83,309

Cash beginning of period	121,754	28,691

Cash end of period	$ 10,256	$ 112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and RTC and Messrs. Pane and Altieri own or control approximately 20% and 8%, respectively of PTH and RTC.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

•

Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company and the performance of all surface and underground mining operations on behalf of the Company.

The estimated costs for the construction of the processing plant are approximately $40 million.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

As additional consideration for the transaction stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's Chairman orally agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but will be treated as a capital contribution and will occur after completion of development under separate agreement.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ended May 31, 2015. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2014 included in our Form 10-K filed with the SEC.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of November 30, 2014, none of the mine concessions met the requirements for qualification as having proven reserves.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and month periods ended November 30, 2014 and 2103.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At November 30, 2014 and 2013 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the three and six month periods ended November 30, 2014 and 2013.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Other Comprehensive Income (Loss)

The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three and six month periods ended November 30, 2014 and 2013, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting

Management treats the operation of the Company as one segment.

New Accounting Pronouncements

The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

3.

GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at November 30, 2014, have a working capital deficit of $4,920,149, accumulated losses of $53,029,848, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $475,036 totaling $1,025,036.

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

Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1, 2014 or the agreement to release the liens would be terminated.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

3.

GOING CONCERN AND LIQUIDITY - CONTIMUED

On November 25, 2014, we issued our former attorneys with 500,000 shares of our common stock valued at $135,000, based on the closing market price of our shares on the date of issuance.

We were unable to complete payment of the $500,000 due and payable under the amended Settlement Agreement prior to the scheduled December 1, 2014 deadline.

As disclosed in Note 11 Subsequent Events below, on December 8, 2014, we agreed with our former attorneys to extend the payment date to December 19, 2014. As consideration for the extension, we issued an additional 100,000 shares of our common stock, valued at $23,000, based on the closing market price of our shares on the date of issuance.

 On December 18, 2014, we successfully completed our obligations under the amended Settlement Agreement dated December 8, 2014 by paying our former attorneys $500,000 and issuing 600,000 shares of our common stock to them in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.

In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the arbitration award to the other former attorney or fund our operations for the next twelve months.

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

4.

SUPPLEMENTAL CASH FLOW INFORMATION

Six Months Ended November,
	2014	2013
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Convertible notes payable, debt discount, accrued interest and derivative liabilities settled with the issuance of 4,368,003 and 183, 074 shares of common stock, respectively	$ 772,241	$ 39,422
Partial settlement of accounts payable on issuance of 500,000 shares of our common stock	$ 130,000	$ -

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

5.

PROPERTY AND EQUIPMENT

As at November 30, 2014 and May 31, 2014, property and equipment consisted of the following:

	August 31, 2014	May 31, 2014

Vehicles	$ 41,877	$ 41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less accumulated depreciation	(113,904)	(108,849)
Total property and equipment net	$ 20,488	$ 25,543

Depreciation expense for the three and six month periods ended November 30, 2014 was $2,528 (2013 - $2,527) and $5,055 (2013- $5,055), respectively.

6.

CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2013	$ 575,000	$-	$ 355,923	$ 930,923
Issued in the year	647,000	(414,726)	-	260,274
Converted into shares of common stock	(316,080)	174,181	(20,137)	98,244
Amortization of debt discount	-	142,091	-	142,091
Interest accrued	-	-	125,512	125,512
May 31, 2014	933,920	(98,448)	461,298	1,296,770
Issued in the period	83,333	(83,333)	-	-
Converted into shares of common stock	(383,920)	91,130	(30,382)	(323,172)
Amortization of debt discount	-	17,735	-	17,735
Interest accrued	-	-	44,120	44,120
November 30, 2014	$ 633,333	$ (72,916)	$ 475,036	$ 1,035,453
Less long term	83,333	(72,916)	-	10,417
Short term	$ 550,000	$ -	$ 475,036	$ 1,025,036

As at November 31, 2014, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $475,036 totaling $1,025,036. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

6.

CONVERTIBLE NOTES PAYABLE – CONTINUED

On September 30, 2013, a holder of our convertible notes (referenced above) served us with a lawsuit. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction.

During the six month ended November 30, 2014, the Company did not issued a further  convertible notes payable for $83,333, net of debt discount of $8,333, for net proceeds of $75,000 and settled four previously outstanding convertible notes payable through the issuance of a total of 4,368,003 shares of common stock.

Convertible Note Payable A

On September 26, 2013, we entered into a convertible promissory note with a maximum amount of $300,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We initially received $150,000 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion. The $150,000 was received net of a debt discount of $16,667 and the principal balance to be repaid is $166,667. The $16,667 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

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

On February 20, 2014, we received a further net advance for $30,000 under the terms of the note.

The $30,000 advance was received net of a debt discount of $3,333 and the principal balance to be repaid is $33,333. The $3,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

6.

CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable A-Continued

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

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

6.

CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable A-Continued

As at August 31, 2014, no balance was outstanding under this convertible note payable.

On September 3, 2014, we received a further net advance for $75,000 under the terms of the note.

The $75,000 advance was received net of a debt discount of $8,333 and the principal balance to be repaid is $83,333. The $83,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

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

We valued the conversion feature at origination at $112,164 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.52% and annualized volatility of 123%. $75,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $37,164 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At November 30, 2014, we revalued the conversion feature of the entire $83,333 convertible debenture using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.389% and annualized volatility of 117%  and determined that, since the previous revaluation or origination, the fair value of our derivative liability had decreased by $4,057 to $108,107 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As disclosed in Note 11 Subsequent Events below, a further advance of $83,333 was made under a new convertible note payable with this lender and we received funds $75,000, net of debt discount on December 17, 2014.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

Convertible Note Payable C

On April 4 2014, we issued a further convertible debenture for $150,000 to the same lender as for Convertible Note Payable B above. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance could be convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture was due on October 4, 2014 and the holder converted the entire principal amount of the note as described further below.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815- 40, Derivatives and Hedging - Contracts in Entity's Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. We valued the conversion feature at default at $157,587 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month to maturity, risk free interest rate of 0.02% and annualized volatility of 49%. The balance of $157,587 was recognized as interest on origination and expensed in full on default.

Between October 6, 2014 and October 20, 2014, the holder made 4 separate conversion requests and converted the entire $150,000 principal amount of the note receiving a total of 1,128,968 shares of our common stock. The holder waived their right to charge interest on this loan. As of November 30, 2014, the note has been satisfied in full.

As disclosed in Note 11 Subsequent Events below, a further advance of $500,000 was made under a new convertible note payable with this lender and we received funds $500,000 on December 17, 2014.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

6.

CONVERTIBLE NOTES PAYABLE-CONTINUED

The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:

May 31, 2013 -audited	$ -
Value acquired during the period	511,197
Settled on issuance of common stock	(320,270)
Revaluation on settlement on issuance of common stock or at reporting dates	(41,253)
May 31, 2014 - audited	149,674
Value acquired during the period	306,809
Settled on issuance of common stock	(380,450)
Revaluation on settlement on issuance of common stock or at reporting dates	32,074
November 30, 2014 - unaudited	$ 108,107

7.

COMMITMENTS AND CONTINGENCIES

Lease – Head Office

Our head office is in Marlboro, New Jersey where we are renting office space under a the terms of oral, month to month lease.

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

Mining rights

The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2014, the Company made payments of $147,105 to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2015.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

7.

COMMITMENTS AND CONTINGENCIES-CONTINUED

Other Commitments

Hertell agreement

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

Hartman agreement

Under the terms of his appointment as our Director of Mergers and Acquisitions effective November 5, 2014, in addition to the 1,000,000 shares of common stock, upon the closing of a fundamental transaction in which we or our properties are sold to third parties, we will pay Mr. Scott Hartman a successful efforts fee of 2% of the sales price, provided that the total fees payable by us in the transaction do not exceed 5%. Mr. Hartman also is a Director of the Company.

Capital commitments

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

On June 12, 2014, our Mexican subsidiary, US Precious Metals SA de CV was served with another lawsuit from Mr. Israel Tentory Garcia along with seven other plaintiffs. The lawsuit was filed in a commercial court in Mexico City. The claims of the new lawsuit essentially restate the claims of the original lawsuit filed in April 2012. In November 2014, the Court ordered the removal of the matter to Federal Court for re-trial.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

7.

COMMITMENTS AND CONTINGENCIES-CONTINUED

Legal Continued

Title Dispute Continued

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

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint. In November 2014, the Court ordered the removal of the matter to Federal Court for re-trial.

Payment and Settlement Agreement With Our Former Attorneys

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

Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1, 2014 or the agreement to release the liens would be terminated.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

7.

COMMITMENTS AND CONTINGENCIES-CONTINUED

Legal Continued

Payment and Settlement Agreement With Our Former Attorneys Continued

On November 25, 2014, we issued our former attorneys with 500,000 shares of our common stock valued at $135,000, based on the closing market price of our shares on the date of issuance.

We were unable to complete payment of the $500,000 due and payable under the amended Settlement Agreement prior to the scheduled December 1, 2014 deadline.

As disclosed in Note 11 Subsequent Events below, on December 8, 2014, we agreed with our former attorneys to extend the payment date to December 19, 2014. As consideration for the extension, we issued an additional 100,000 shares of our common stock, valued at $23,000, based on the closing market price of our shares on the date of issuance.

 On December 18, 2014, we successfully completed our obligations under the amended Settlement Agreement dated December 8, 2014 by paying our former attorneys $500,000 and issuing 600,000 shares of our common stock to them in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.

8.

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

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

8.

STOCKHOLDERS’ DEFICIT CONTINUED

Preferred Stock Continued

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

The following shares of common stock and warrants were issued and warrants cancelled in the six months ended November 30, 2014:

	Common Stock	Warrants
May 31, 2014 - audited	143,748,746	3,564,797
Issued for cash proceeds of $455,975	5,046,667	2,523,334
Issued on settlement of convertible notes payable	4,368,003	-
Issued in partial settlement of accounts payable	500,000	-
Issued as directors’ compensation	3,250,000	-
Issued for services	1,450,000	-
Stock options exercised	1,000,000	-
Warrants exercised	300,000	(300,000)
Warrants expired, unexercised	-	(800,000)
August 31, 2014 - unaudited	159,663,416	4,988,131

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

8.

STOCKHOLDERS’ DEFICIT-CONTINUED

Common Stock and Warrants Continued

During the six months ended November 30, 2014, we issued:

i)

5,046,667 shares of our common stock, together with warrants to buy 2,523,334 shares of our common stock for proceeds of $455,975. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20.

ii)

4368,003 shares of our commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $772,241

iii)

500,000 shares of our common stock, valued at $135,000, as partial consideration under the  amended payment and settlement agreement with our former attorneys

iv)

3,250,000 shares of our common stock, valued at $775,000, as compensation to our directors.

2,250,000 shares of our common stock (50,000 shares per director) valued at $495,000 as compensation to our nine directors and 1,000,000 shares of our common stock, valued at $280,000, as compensation to our new Director of Mergers and Acquisitions.

v)

1,450,000 shares of our common stock, valued $439,500, as compensation for services.

1,000,000 shares of our common stock, valued at $300,000, as compensation to a new member of our advisory board and 450,000 shares of our common stock, valued at $139,500, issued for investor relations services.

vi)

1,000,000 shares of our common stock on the exercise of 1,000,000 stock options by a former officer and director at $0.065 per share.

vii)

300,000 shares of our common stock on the exercise of 300,000 warrants at $0.125 and $0.15 per share.

viii)

800,000 of our warrants expired, unexercised.

The following table summarizes information about warrants outstanding at November 30, 2014:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$ 0.125	3,546,667	6.1
$0.16	924,797	8.7
$0.20	516,667	8.7
Total	4,988,130	6.8

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

8.

STOCKHOLDERS’ DEFICIT-CONTINUED

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

The following table sets stock options granted, exercised and outstanding during the six months ended November 30, 2014 and the twelve months ended May 31, 2014:

	# of Options	Weighted-Average Exercise Price
Options outstanding and vested, May 31, 2013 - audited	16,500,000	$0.13
Granted	1,500,000	0.21
Exercised	(500,000	(0.18
Cancelled or forfeited	-	-
Options outstanding and vested at May 31, 2014 - audited	17,500,000	0.13
Granted	3,000,000	0.23
Exercised	(1,000,000)	(0.065)
Cancelled or forfeited	(2,000,000)	(0.13)
Options outstanding and vested at November 30, 2014 - unaudited	17,500,000	$0.14

On August 27, 2014, the Company's Board of Directors appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs and granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price of the option was $0.23 per share.

On November 4, 2014, the Company's Board of Directors issued 1,000,000 stock options to an officer of the Company under the 2008 Stock Option Plan. The option exercise price of the option was $0.28 per share.

On November 5, 2014, the Company's Board of Directors issued 1,000,000 stock options to a newly appointed director of the Company under the 2014 Stock Option Plan. The option exercise price of the option was $0.29 per share.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

8.

STOCKHOLDERS’ DEFICIT-CONTINUED

Stock Options

The following table summarizes information about stock options outstanding at November 30, 2014:

Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable (1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	5,000,000	$1,175,000	1.3
$0.12	1,000,000	180,000	2.8
$0.16	3,500,000	490,000	2.4
$0.18	1,000,000	120,000	2.1
$0.19	1,500,000	165,000	3.6
$0.20	500,000	50,000	1.8
$0.22	1,000,000	80,000	3.8
$0.23	1,000,000	70,000	4.7
$0.25	1,000,000	50,000	3.6
$0.28	1,000,000	20,000	4.9
$0.29	1,000,000	10,000	4.9
	17,500,000	$2,410,000	2.7

(1) Based on closing share price of $0.30 at close of business on November 28, 2014

The total fair value of options issued during the six month periods ended November 30, 2014 and 2013 were $724,730 and $303,083 respectively.

The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the six months ending November 30, 2014:

Weighted-average risk-free interest rate	1.63 - 1.65%
Weighted-average expected life	5 years
Weighted-average expected volatility	168%
Weighted-average expect dividends	$ 0

The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

9.

RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2014, we issued:

-

2,250,000 shares of our common stock valued as $495,000 as compensation to our directors. Each of our nine directors at the time received 250,000 shares of common stock.

-

1,000,000 shares of our common stock, valued at $280,000, and a 1,000,000 fully vested stock options with an exercise price of $0.29, valued at $263,600, as compensation to a newly appointed director of ours. The 1,000,000 stock grant is compensation for acting as Director of Mergers and Acquisitions. The 1,000,000 stock options is due to his appointment to the Company’s Board of Directors.

-

1,000,000 fully vested stock options with an exercise price of $0.23, valued at $206,958, were issued to a Mexican national appointed to our advisory board to assist the Company with its operations in Mexico, including regulatory affairs.

-

1,000,000 shares of our common stock, valued at $300,000 were issued to a new member of our advisory board.

-

1,000,000 fully vested stock options with an exercise price of $0.28, valued at $254,172, were issued to an officer of the Company.

On November 13, 2014, we received an interest free, unsecured loan from our Chairman in the amount of $25,000.  This loan was outstanding at November 30, 2014. As disclosed in in Note 11 Subsequent Events below, we received a further an interest free, unsecured loan of $25,000 from this director and officer on December 3, 2014 and as on the date of the report, the balance due to this director and officer is $50,000.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

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

On November 5, 2013, we appointed Mr. Scott Hartman to our Board of Directors. In addition, Mr. Hartman also was appointed as Director of Mergers and Acquisitions. Mr. Hartman received a stock option grant under the Company’s 2014 Stock Option Plan of 1,000,000 shares of common stock at $0.29 price per share. In addition, on December 4, 2014, we entered into an agreement with Mr. Scott Hartman as Director of Mergers and Acquisitions, pursuant to which he received 1,000,000 shares of common stock.  Moreover,  upon the closing of a fundamental transaction in which we or our properties are sold to third parties, Mr. Hartman will receive a successful efforts fee of 2% of the sales price, provided that the total fees payable by us in the transaction do not exceed 5%. Mr. Hartman also is a Director of the Company.

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

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

10.

INCOME TAXES CONTINUED

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and months ended November 30, 2014 and 2013 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	November 2014	November 2013
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:

	November 2014	November 2013
Net loss carry forward	$ 20,681,641	$ 12,619,725
Valuation allowance	(20,681,641)	(12,619,725)
	$ -	$ -

A reconciliation of income taxes computed at the statutory rate is as follows:

	November 2014	November 2013
Tax at statutory rate	$ 1,359,186	$ 1,318,443
Valuation allowance	(1,359,186)	(1,318,443)
	$ -	$ -

11.

SUBSEQUENT EVENTS

On December 3, 2014, we received a further an interest free, unsecured loan of $25,000 from a director and officer of ours and as on the date of the report, the balance due to this director and officer is $50,000.

On December 8, 2014, we agreed with our former attorneys to extend the payment date under the amended Settlement Agreement to December 19, 2014. As consideration for the extension, we issued an additional 100,000 shares of our common stock, valued at $23,000, based on the closing market price of our shares on the date of issuance.  On December 18, 2014, as stated elsewhere herein, we successfully completed our obligations under the amended Settlement Agreement dated December 8, 2014.

US PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013

(unaudited)

11.

SUBSEQUENT EVENTS CONTINUED

On December 17, 2014 we received $500,000 by way of convertible promissory note from the same lender as provided us with Convertible Notes Payable B and C described in Note 6 Convertible Notes Payable above. The convertible debenture has a 6 month term and can be prepaid for $600,000 during the first 90 days of the note or for $650,000 from 91 – 120 days. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance is convertible into shares of the common stock at a 45% discount to the lowest closing price of the prior 20 trading days.

On November 13, 2014, we received an interest free, unsecured loan from our Chairman in the amount of $25,000.  This loan was outstanding at November 30, 2014. As disclosed in in Note 11 Subsequent Events below, we received a further an interest free, unsecured loan of $25,000 from this director and officer on December 3, 2014 and as on the date of the report, the balance due to this director and officer is $50,000.

On December 17, 2014 we received $75,000 by way of convertible promissory note from the same lender as provided us with Convertible Note Payable A described in Note 6 Convertible Notes Payable above. The convertible promissory note is for a maximum amount of $300,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We initially received $75,000 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

On January 9, 2015, Mr. Gennaro Pane resigned as the Company’s Chairman and Chief Executive Officer and as a director of the Company. On that same date, the Board of Directors appointed Former Ambassador Hans Hertell as the Company’s new Chairman and Mr. Scott Hartman as the Company’s new Chief Executive Officer. Mr. Pane did not resign as a result of any disagreement with the Company regarding its operations, policies or practices.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after November 30, 2014 for which disclosure is required.

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

Substantial risks exist with respect to an investment in us. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2014, filed with the Securities and Exchange Commission (“ Commission ”) on September 10, 2014 (the “ Annual Report ”) including the section entitled “ Item 1A. Risk Factors.” More broadly, these factors include, but are not limited to:

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

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner and sole officer of Mercury. In addition, Mr. Pane is a managing member of PTH and RTC and Messrs. Pane and Altieri own or control approximately 20% and 8% respectively, of PTH and RTC.

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

•

Phase 3 entails the construction of a processing plant to process the ore, which will be owned by the Company, and the performance of all surface and underground mining operations on behalf of the Company.

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

Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1, 2014 or the agreement to release the liens would terminate.

On November 5, 2013, we appointed Mr. Scott Hartman to our Board of Directors. In addition, Mr. Hartman also was appointed as Director of Mergers and Acquisitions. Mr. Hartman received a stock option grant under the Company’s 2014 Stock Option Plan of 1,000,000 shares of common stock at $0.29 price per share. In addition, on December 4, 2014, we entered into an agreement with Mr. Scott Hartman as Director of Mergers and Acquisitions, pursuant to which he received 1,000,000 shares of common stock.  Moreover,  upon the closing of a fundamental transaction in which we or our properties are sold to third parties, Mr. Hartman will receive a successful efforts fee of 2% of the sales price, provided that the total fees payable by us in the transaction do not exceed 5%. Mr. Hartman also is a Director of the Company.

On November 6, 2014, the Company appointed Dr. Michael Berry to its Advisory Board, as an advisor to the Chairman. The parties have agreed that he will receive 1,000,000 shares of common stock of the Company as compensation for acting in such capacity.

On November 25, 2014 we issued our former attorneys with 500,000 shares of our common stock valued at $135,000, based on the closing market price of our shares on the date of issuance.

We were unable to complete payment of the $500,000 due and payable under the amended Settlement Agreement prior to the scheduled December 1, 2014 deadline. On December 8, 2014, we agreed with our former attorneys to extend the payment date to December 19, 2014. As consideration for the extension, we issued an additional 100,000 shares of our common stock, valued at $23,000, based on the closing market price of our shares on the date of issuance.

On December 18, 2014, we successfully completed our obligations under the amended Settlement Agreement dated December 8, 2014 by paying our former attorneys $500,000 and issuing 600,000 shares of our common stock to them in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.

On January 9, 2015, Mr. Gennaro Pane resigned as the Company’s Chairman and Chief Executive Officer and as a director of the Company. On that same date, the Board of Directors appointed Former Ambassador Hans Hertell as the Company’s new Chairman and Mr. Scott Hartman as the Company’s new Chief Executive Officer. Mr. Pane did not resign as a result of any disagreement with the Company regarding its operations, policies or practices.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at November 30, 2014, have a working capital deficit of $4,920,149, accumulated losses of $53,029,848, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at August 31, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $475,036 totaling $1,025,036.

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

Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1,

2014 or the agreement to release the liens would terminate.  On November 25, 2014, we issued our former attorneys with 500,000 shares of our common stock valued at $135,000, based on the closing market price of our shares on the date of issuance. We were unable to complete payment of the $500,000 due and payable under the amended Settlement Agreement prior to the scheduled December 1, 2014 deadline. As disclosed elsewhere herein, on December 8, 2014, we agreed with our former attorneys to extend the payment date to December 19, 2014. As consideration for the extension, we issued an additional 100,000 shares of our common stock, valued at $23,000, based on the closing market price of our shares on the date of issuance.  On December 18, 2014, we successfully completed our obligations under the amended Settlement Agreement dated December 8, 2014 by paying the $500,000 and issuing 600,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.

In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the arbitration award to the other former attorney or fund our operations for the next twelve months.

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

During the six months ended November 30, 2014, we issued:

i)

5,046,667 shares of our common stock, together with warrants to buy 2,523,334 shares of our common stock for proceeds of $455,975. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20.

ii)

4,368,003 shares of commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $772,241

iii)

1,000,000 shares of our common stock, on the exercise of 1,000,000 stock options at $0.065 per share for cash proceeds of $65,000.

iv)

300,000 shares of our common stock, on the exercise of 300,000 warrants at $0.125 and $0.15 per share for cash proceeds of $40,000.

During the six months ended November 30, 2014 we received $75,000 by way of convertible note payable and $25,000 buy way of interest free, unsecured loan form one of our directors and officers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2013

Revenue

We earned no revenue in either the three months ended November 30, 2014 or 2013 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the three months ended November 30, 2014, we incurred general and administrative expenses of $1,606,675, compared to the $2,491,646 incurred in the three months ending November 30, 2013, a decrease of $884,971. The decrease relates primarily to the fact that during the three months ended November 30, 2013, we issued 9,000,000 million shares of our common stock, valued at $1,530,000, under a consulting agreement to our President. By comparison during the three months ended November 30, 2014, we only issued 2,000,000 million shares of our common stock, valued at $580,000, to a new director who also is a member of our advisory committee. The balance of the difference relates to increase payroll costs incurred in the three months ended November 30, 2014 as compared to the three months ended November 30, 2013.

Change in derivative liability

During the three months ended November 30, 2014, we recognized a gain on revaluation of derivative liabilities of $2,071, compared to the loss on revaluation of derivative liabilities of $171,280 incurred in the three months ending August 31, 2013, a decrease of $173,357. The decrease arose because the majority of the convertible debt related to the derivative liabilities outstanding during the three months ended November 31, 2013 had been settled through conversion into shares of our common stock prior to the three months ending November 30, 2014.

Interest expense (net)

During the three months ended November 30, 2014, we incurred interest expense (net) of $240,739 compared to $403,301 during the three months ended November 30, 2013, a decrease of $162,562.

The decrease reflects the decreased level of Company’s borrowings between the two periods as we have settled much of the debt outstanding during the three months ended November 30, 2013 through the issuance of shares of our common stock.

Net loss

The net loss for the three months ended November 30, 2014 was $1,845,336 compared to $2,723,667 during the three months ended November 30, 2013, a decrease of $878,331 due to the factors discussed above.

SIX MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2013

Revenue

We earned no revenue in either the six months ended November 30, 2014 or 2013 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the six months ended November 30, 2014, we incurred general and administrative expenses of $3,039,068, compared to the $2,954,362 incurred in the six months ending November 30, 2013, an increase of $84,706 or broadly in line with the prior period.

Change in derivative liability

During the six months ended November 30, 2014, we recognized a loss on revaluation of derivative liabilities of $32,074 compared to a gain on revaluation of derivative liabilities of $123,372 in the six months ended November 30, 2013, a decrease of $155,446. The decrease arose because the majority of the convertible debt related to the derivative liabilities outstanding during the six months ended November 31, 2013 had been settled through conversion into shares of our common stock prior to the six months ending November 30, 2014.

Interest expense (net)

During the six months ended November 30, 2014, we incurred interest expense (net) of $413,950 compared to $549,632 during the six months ended November 30, 2013, a decrease of $135,682.

The decrease reflects the decreased level of Company’s borrowings between the two periods as we have settled much of the debt outstanding during the six months ended November 30, 2013 through the issuance of shares of our common stock

Net loss

The net loss for the six months ended November 30, 2014 was $3,485,092 compared to $3,380,622 during the six months ended November 30, 2013, an increase of $104,470 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2013

Net cash flow used in operations in the six months ended November 30, 2014 was $772,473 compared to $552,024 for the six months ended November 30, 2013, an increase of $220,449.

In the six months ended November 30, 2014, our net loss was $3,485,092 which was offset for cash flow purposes by $2,227,733 in non- cash items and an increase in our net operating liabilities of $484,886 to arrive at net cash used in operations of $772,473. By comparison, in the six months ended November 31, 2013, our net loss was $3,380,622 which was offset for cash flow purposes by $2,526,904 in non-cash items and cash generated from an increase in net operating liabilities of $301,694 to arrive at net cash used in operations of $552,024.

No cash flow was provided by, or used in, investing activities during the six months ended November 30, 2014 or 2013.

Net cash flow generated from financing activities was $660,975 in the six months ended November 30, 2014 compared to $635,333 for the six months ended November 30, 2013, an increase of $25,642.

In the six months ended November 30, 2014, we received $455,975 from the sale of shares of our common stock and warrants, $75,000 under a convertible note payable, $65,000 on the exercise of stock options, $40,000 on the exercise of warrants and $25,00 by way of loan form one of our directors and officers. By comparison, during the six months ended November 30, 2013, we received $190,000 from the sale of shares of our common stock, $103,333 from the exercise of warrants and $342,000 from the issuance of convertible debentures

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, November 30, 2014.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of November 30, 2014. In order to correct the above described deficiency, the Company established an Ad Hoc Committee, consisting of two directors who also are attorneys. The committee has been authorized to review and approve all Company related expenses.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended November 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Title Issues

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

We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint. In November 2014, the Court ordered the removal of the matter to Federal Court for re-trial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended November 30, 2014, we received $455,950 from the sale of 5,046,667 units. Each unit consists of one share of our common stock, and one half of a warrant. The warrants had terms of 12 months and exercise prices of $0.125 or $0.20. The transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

During the three months ended November 30, 2013, we received $103,333 from the exercise of 866,667 outstanding warrants held by four investors at prices of $0.10 and $0.125 per share. The transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investors were accredited investors, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

These transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investors were  accredited investors, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at November 30, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $475,036 totaling $1,025,036.

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

During the three and six month periods ending November 30, 2014 and, 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and six month periods ending November 30, 2014 and 2013.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed herewith
		Form	File Number	Exhibit	File Date
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)					X
10.23	Director Of Mergers And Acquisition Agreement dated December 4, 2014					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ Scott Hartman

Name: Scott Hartman
Title: Chief Executive Officer
Date: January 16, 2015

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler

Name: David J Cutler
Title: Chief Financial Officer
Date: January 16, 2015