Form 10-Q
period 2015-02-28
U S PRECIOUS METALS INC
filed 2015-04-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission File Number: 000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

242A West Valley Brook Road Califon, New Jersey	07830
(Address of principal executive offices)	(Zip Code)

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
☐ Yes   ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 164,213,416 shares of common stock issued and outstanding as of April 20, 2015.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015 (Unaudited)	May 31, 2014 (Audited)
ASSETS
Current Assets:
Cash	$395,204	$121,754
Prepaid and other current assets	49,083	23,802
Total current assets	444,287	145,556

Property and equipment, net	17,960	25,543

Other Assets
Investment in mining rights and other	44,150	44,437

Total Assets	$506,397	$215,536

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other payables	$2,153,450	$3,457,557
Convertible notes payable, net of debt discount	1,188,346	1,262,298
Derivative liability on short term convertible notes payable	897,124
Total current liabilities	4,238,920	4,719,855

Long Term Liability
Convertible note payable, net of debt discount	32,896	34,472
Derivative liability on long term convertible note payable	300,693	149,674
Total Long term liabilities	333,589	184,146

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; 1,250,000 shares issued and outstanding, respectively	13	13
Common stock: authorized 325,000,000 shares of $0.00001 par value; 162,738,416 and 143,748,746 shares issued and outstanding respectively	1,627	1,437
Additional paid in capital	48,684,595	44,854,841
Deficit accumulated during exploration stage	(52,752,347)	(49,544,756)
Total stockholders' deficit	(4,066,112)	(4,688,465)

Total Liabilities and Stockholders' Deficit	$506,397	$215,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Costs and Expenses
General and administrative	481,120	395,529	3,508,128	3,349,891
RTC restructuring agreement – related party	-	16,250,000	-	16,250,000
Gain on settlement of liability	(1,136,072)	-	(1,136,072)	-
Operating Income (Loss)	654,952	(16,645,529)	(2,372,056)	(19,599,891)

Other Income (Expense):
Change in derivative liability	(9,847)	129,336	(41,921)	252,708
Interest expense (net)	(367,602)	(204,963)	(793,614)	(754,595)
Total other income (expense)	(377,449)	(75,627)	(835,535)	(501,887)

Income (Loss) before income taxes	277,502	(16,721,156)	(3,207,591)	(20,101,778)

Provision for income taxes	-	-	-	-

Net income (loss)	$277,502	$(16,721,156)	$(3,207,591)	$(20,101,778)

Net income (loss) per share
Basic	$0.00 *	$(0.12)	$(0.02)	$(0.15)
Diluted	$0.00	$(0.12)	$(0.02)	$(0.15)

Weighted average number of shares
outstanding
Basic	160,682,305	136,510,875	155,074,277	131,226,706
Diluted	316,782,317	136,510,875	155,074,277	131,226,706

'* denotes income of less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount	Shares	Amount
Balance, May 31 2013 - audited	-	$-	121,781,244	$1,218	$25,325,355	$(28,977,646)	$(3,651,073)

RTC restructuring agreement – related party	1,250,000	13	-	-	16,249,987	-	16,250,000
Shares issued for cash	-	-	4,800,000	48	407,452		407,500
Shares issued as compensation	-	-	2,250,000	22	382,478		382,500
Shares issued for services	-	-	9,450,000	94	1,601,906		1,602,000
Notes payable converted for shares	-	-	4,600,835	46	482,255		482,301
Warrants exercised	-	-	866,667	9	103,324		103,333
Stock options issued	-	-	-	-	302,084		302,084
Net loss for the year	-	-	-	-	-	(20,677,110)	(20,567,110)

Balance, May 31, 2014 - audited	1,250,000	13	143,748,746	1,437	44,854,841	(49,544,756)	(4,688,465)
Shares issued for cash	-	-	7,421,667	74	693,401	-	693,475
Notes payable converted for shares	-	-	4,368,003	44	772,196	-	772,240
Accounts payable partially settled in shares	-	-	600,000	6	157,994	-	158,000
Shares issued as compensation	-	-	3,250,000	33	774,967	-	775,000
Shares issued for services	-	-	2,050,000	21	601,479	-	601,500
Stock options exercised	-	-	1,000,000	10	64.990	-	65,000
Warrants exercised	-	-	300,000	3	39,997	-	40,000
Stock options issued	-	-	-	-	724,730	-	724,730
Net loss for the period	-	-	-	-	-	(3,207,591)	(3,207,591)

Balance at February 28, 2015 - unaudited	1,250,000	$13	162,738,416	$1,627	$48,684,595	$(52,752,347)	$(4,066,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended February,
	2015	2014
Cash Flows From Operating Activities:

Net loss	$(3,207,591)	$(20,101,778)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	7,583	7,583
RTC restructuring agreement – related party	-	16,250,000
Gain on settlement of liability	(1,136,072)	-
Equity securities issued for services	2,073,605	2,214,583
Amortization of loan discount	181,826	92,024
Origination interest on derivative liability	455,020	486,122
Change in fair derivative value	41,921	(252,708)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	2,631	1,540
Increase in interest accrued on convertible notes	80,819	81,770
Increase (decrease) in accounts payable and accruals
accrued expenses and other current liabilities	(63,267)	523,456
Net Cash Used in Operating Activities	(1,563,525)	(697,408)

Cash Flows From Investing Activities:	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sales of common stock	693,475	190,000
Proceeds from exercises of warrants	40,000	103,333
Proceeds from exercise of stock options	65,000	-
Proceeds from loan from related party	50,000	-
Proceeds from convertible notes, net	988,500	497,000
Net Cash Provided by Financing Activities	1,836,975	790,333

Net increase (decrease) in cash	273,450	92,925

Cash beginning of period	121,754	28,691

Cash end of period	$395,204	$121,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
The RTC shareholders are Wolz International, LLC ("Wolz"), Titan Productions, Inc. ("Titan"), and Mercury6, LP ("Mercury6"). Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received 145 million shares, 72.5 million shares and 72.5 million shares, of common stock of USPR, respectively. Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and owns approximately 51% of the shares of Wolz), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs. Pane and Altieri own or control limited partnership interests in PP LP.
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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
Promissory Note Default.
No payment was received in respect of the PTH Promissory Note prior to January 30, 2015 and consequently the Promissory Note went into default effective January 31, 2015. Under the terms of the Promissory Note interest accrues at 10% from the date of default. Accordingly as at February 28, 2015, we had accrued interest receivable of $39,726 under the default provisions of the Promissory Note, however, given the collection uncertainty we provided against the full amount of this receivable. Subsequent to February 28, 2015, the Company has notified PTH of the default and has requested material information pertaining to its plasma facility and its business activity.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

1.	NATURE OF OPERATIONS-CONTINUED

Preferred Stock and Certificate of Designation. In connection with the Restructuring Agreement, the Company issued to RTC, an affiliate of PTH, 1,250,000 shares of its newly created Class A Super Voting Preferred Stock ("Preferred Stock"). The Preferred Stock has the rights privileges and preferences as is set forth in the Certificate of Designations filed with the Delaware Secretary of State. As stated in the Certificate of Designations, each share of the Preferred Stock has identical rights as 100 shares of the Company's common stock. These rights, privileges and preferences include among others; (i). each share of Preferred Stock has 100 to 1 voting rights, voting along with the Company's common stock, (ii). each share of Preferred Stock has 100 to 1 rights upon liquidation and distribution of the Company, (iii). each share of Preferred Stock has the right to convert into 100 shares of common stock of the company. The Company increased its authorized shares of common stock from 150 million to 325 million in order to allow for the conversion of the Preferred Stock, among other considerations.

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
The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and RTC and Messrs. Pane and Altieri own or control approximately 20% and 8%, respectively of PTH and RTC.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

1.	NATURE OF OPERATIONS-CONTINUED

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
After giving effect to the conversion of the Preferred Stock by RTC, RTC will own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders are Wolz International, LLC (" Wolz ") owning 50% of RTC, Titan Productions, Inc. (" Titan ") owning 25% of RTC, and Mercury6, LP (" Mercury6 ") owning 25% of RTC. Wolz received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury received 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, is an officer and a member of Wolz owning 51% of that company, and Chad Altieri, our Board member, is the sole owner of Mercury.
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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

1.	NATURE OF OPERATIONS-CONTINUED

Mining Services Agreement with Mesa Acquisition Group LLC continued
•
Phase 1 entailed conducting a high-tech satellite imaging and VERS ground survey on 2,000 acres of our mining concessions to identify mineralization and confirm the two previous drilling campaigns. Contractor has completed the satellite imaging and a portion of the VERS survey.

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

As of February 28, 2014, Phase I was substantially complete and the Company has received the results of the ground work conducted on the property.
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
As consideration for the mining services, Contractor will receive the following consideration from the Company:
Phase 1 and Phase 2. As consideration for completion of Phases 1 and 2, the Company has issued to Contractor 10 million shares of its common stock.
Phase 3. As consideration for completion of Phase 3, Contractor will earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.
As additional consideration for the transaction stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's former Chairman orally agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but would have been treated as a capital contribution and that would have occurred after completion of development under separate agreement. To date, the Company is unaware of any shares being transferred in respect of this matter.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
As at the date of this report, all progress under this mining agreement has ceased as Mesa Acquisition Group LLC has been unable to raise the funding necessary to continue its obligations under the agreement. It is not clear, if, or when, any further work will be performed under the terms of this agreement.
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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and nine months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ended May 31, 2015. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2014 included in our Form 10-K filed with the SEC.
Exploration Stage Accounting
The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities". Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.
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
In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of February 28, 201t, none of our mineralized material met the definition of proven or probable reserves.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Fair Value Measurements continued:
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Mine Development Costs
Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of February 28, 2015, none of the mine concessions met the requirements for qualification as having proven reserves.
Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine month periods ended February 28, 2015 and 2014.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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
Discount and Amortization of Debt Discount
Debt discount represents costs incurred in obtaining the debt funding and the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.
Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS") on the  consolidated  income  statements.  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At February 28, 2015 and 2014 there were warrants and stock options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the three month period ended February 28, 2014 and the nine month periods ended February 28, 2015 and 2014.
During the three months ended February 28, 2015, the following common share equivalents were outstanding during the period:
Convertible notes payable – if converted method	24,754,774
Convertible preferred stock – if converted method	125,000,000
Warrants – treasury method	3,166,667
Stock Options – treasury method	3,178,571
Total common share equivalents outstanding	156,100,012

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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
3.    GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at February 28, 2015, have a working capital deficit of $(4,194,633), accumulated losses of $(52,752,347), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.
As at February 25, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $496,734 totaling $1,046,734.
In addition, we owe one of our former attorneys the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

4.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended February,
	2015	2014
Income taxes paid	$-	$-
Interest paid	$-	$-
Convertible notes payable, debt discount, accrued interest and derivative liabilities settled with the issuance of 4,368,003 and 2,426,598 shares of common stock, respectively	$772,241	$308,457
Partial settlement of accounts payable on issuance of 600,000 shares of our common stock	$158,000	$-

5.    PROPERTY AND EQUIPMENT

As of February, 2015 and May 31, 2014, property and equipment consisted of the following:

	February 28, 2015	May 31, 2014

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less accumulated depreciation	(116,432)	(108,849)
Total property and equipment net	$17,960	$25,543

Depreciation expense for the three and nine month periods ended February 28, 2015 was $2,528 (2014 - $2,528) and $7,583 (2014- $7,583), respectively.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.    CONVERTIBLE NOTES PAYABLE
	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2013	$575,000	$-	$355,923	$930,923
Issued in the year	647,000	(414,726)	-	260,274
Converted into shares of common stock	(316,080)	174,181	(20,137)	98,244
Amortization of debt discount	-	142,091	-	142,091
Interest accrued	-	-	125,512	125,512
May 31, 2014	933,920	(98,448)	461,298	1,296,770
Issued in the period	1,016,667	(1,016,667)	-	-
Converted into shares of common stock	(383,920)	91,130	(30,382)	(323,172)
Amortization of debt discount	-	181,826	-	181,827
Interest accrued	-	(16,000)	81,818	65,819
February 28, 2015	$1,566,667	$(858,159)	$512,734	$1,221,242
Less long term	(216,667)	199,771	(16,000)	(32,896)
Short term	$1,350,000	$(658,388)	$496,734	$1,188,346

Convertible Notes Payable in Default
As at February 28, 2015, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $496,734 totaling $1,046,734. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control.
On September 30, 2013, a holder of our convertible notes (referenced above) filed a lawsuit against us. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction. During the nine months ended February 2015, we entered into discussion with a representative of the holder of the majority of these notes, but were unable to reach any agreement on restructuring this borrowing.
New Convertible Notes Payable
During the nine month ended February 28, 2014, the Company issued a four additional convertible notes payable for $1,016,667, net of expenses of $28,167, for net proceeds of $988,500 and settled four previously outstanding convertible notes payable and their related debt discount, accrued interest and derivative liabilities totaling $772,241 through the issuance of a total of 4,368,003 shares of our common stock as follows:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.    CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable – A
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.    CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable – A-Continued
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.   CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable – A-Continued
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
At November 30, 2014, we revalued the conversion feature of the entire $83,333 convertible debenture using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.45% and annualized volatility of 117% and determined that the fair value of our derivative liability had decreased by $4,057 to $108,107 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
On December 3, 2014, a one time interest expense of 12%, or $10,000, was accrued on the principal balance of $83,333 and we valued the conversion feature in respect of the $10,000 interest accrual using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.389% and annualized volatility of 117% and determined that the initial value of the derivative liability related to the accrued interest was $13,409. Accordingly $10,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the accrued interest. The debt discount was recorded as reduction (contra-liability) to the accrued interest and is being amortized over the life of the convertible debenture. The balance of $3,409 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.
At February 28, 2015, we revalued the conversion feature of the entire $83,333 convertible debenture and the accrued interest of $10,000 using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.4312% and annualized volatility of 105% and determined that the fair value of our derivative liability had decreased by $3,799 to $117,717 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.   CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Notes Payable – Lender B
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014
6.   CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable C continued
Between October 6, 2014 and October 20, 2014, the holder made 4 separate conversion requests and converted the entire $150,000 principal amount of the note receiving a total of 1,128,968 shares of our common stock. The holder waived their right to charge interest on this loan. As of November 30, 2014, the note has been satisfied in full.
Convertible Note Payable D
On December 17, 2014, we entered into a further convertible promissory note with the same lender as for Convertible Note Payable A above for a maximum amount of $300,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue. We initially received $75,000 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion. The $75,000 was received net of a debt discount of $8,333 and the principal balance to be repaid is $83,333. The $8,333 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.
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
We valued the conversion feature at origination at $101,931 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month to maturity, risk free interest rate of 0.62% and annualized volatility of 115%. $83,333 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $18,598 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.62% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had increased by $8,944 to $110,875. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
Convertible Note Payable E
On December 16, 2014, we issued a convertible debenture to a same lender same lender as for Convertible Note Payable B and C above for $500,000. The convertible debenture had a 6 month term and was not subject to interest. The convertible debenture could be prepaid for $600,000 in the first 90 days of the loan and for $650,000 from the 91st to the 120th day of the loan. Interest accrued at 5% per annum after the loan matured. At any time after the maturity date of the convertible loan, if any principal balance is still outstanding, the balance was convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

6.   CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable E continued
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
We valued the conversion feature at origination at $502,152 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 6 month to maturity, risk free interest rate of 0.16% and annualized volatility of 107%. $500,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $2,152 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.1% and annualized volatility of 73% and determined that, since origination, the fair value of our derivative liability had increased by $1,821 to $503,973. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
Convertible Note Payable F
On January 28, 2015, we entered into a convertible promissory note with a new lender for a maximum amount of $250,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $225,000 with the balance of $25,000 representing a discount on issue. We initially received a net of $47,500 upon closing the note.  The lender may convert the convertible promissory note into shares of our common stock at any time at a 40% discount to the lowest trade price in the 25 trading days prior to conversion. The $47,500 was received net of a debt discount of $2,500 and the principal balance to be repaid is $50,000. The $2,500 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. A one off interest charge of 12% or $6,000 was accrued on the convertible promissory note on issuance.
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
We valued the conversion feature at origination at $66,725 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 month to maturity, risk free interest rate of 0.50% and annualized volatility of 125%. $56,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture and its accrued interest. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $10,725 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014
6.   CONVERTIBLE NOTES PAYABLE-CONTINUED

Convertible Note Payable F continued
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 24 month to maturity, a risk free interest rate of 0.587% and annualized volatility of 121% and determined that, since origination, the fair value of our derivative liability had increased by 5,316 to $72,041. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:
May 31, 2013 -audited	$-
Value acquired during the period	511,197
Settled on issuance of common stock	(320,270)
Revaluation on settlement on issuance of common stock or at reporting dates	(41,253)
May 31, 2014 - audited	149,674
Value acquired during the period	1,386,672
Settled on issuance of common stock	(380,450)
Revaluation on settlement on issuance of common stock or at reporting dates	41,921
February 28, 2015 - unaudited	$1,197,817

7.   COMMITMENTS AND CONTINGENCIES

Lease – Head Office
Through January 2015, our head office was in Marlboro, New Jersey where we were renting office space at $1,300 per month plus expenses under the terms of an oral, month to month lease. Beginning in February 2015, our offices were relocated to the offices of one of our director's free of charge.
Leases – Mexican Operation
The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $2,234. This lease expired on February 1, 2014 and was extended for a further twelve month period on the same terms. Effective February 1, 2014 we extended the terms of the lease for a further twelve months on the same terms as before. We are currently in negotiations to extend this lease for a further term.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

7.   COMMITMENTS AND CONTINGENCIES CONTINUED

Mining rights
The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the last twelve months, the Company made payments of $175,695 to the Mexican government to maintain its mining concessions and as at the date of this report are current in our payments in in compliance with the terms of or concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2015.
Other Commitments
Hertell agreement
Under an employment agreement we have with former Ambassador Hans H. Hertell, among other terms, we agreed to pay Mr. Hertell an annual salary of $500,000. The salary commences at such time as we generate monthly gross revenues from our plasma processing operations of at least one million dollars ($1,000,000) for two (2) consecutive months ("Performance Event"), and (ii) upon our achievement of the Performance Event, the Base Salary shall commence effective as of the first day of the stated two (2) consecutive month period and shall continue throughout the Term. Either party may terminate this Agreement by providing at least ten (10) days written notice to the other party.
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
Capital commitments
In May 2014, we paid $35,000 as a deposit on a written proposal by an unaffiliated operator to install limited production equipment on our property in Mexico for a total cost of $450,000. In August 2014, we made a further deposit of $21,250 under the terms of the sales proposal.
On September 15, 2014, we paid $75,000 as a deposit on a written proposal by the unaffiliated operator to undertake a drilling program on our property in Mexico. The proposal was in excess of $1 million.
We have been unable to obtain any information as to how these advances have been used.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

7.   COMMITMENTS AND CONTINGENCIES CONTINUED

Capital commitments continued
On February 23, 2015, we entered into a further agreement with the same operator for a 5,000 meter drilling program for a contract price of $1,566,257. On March 2, 20015, we paid $350,000 as an initial deposit under the terms of the contract and paid a second installment of $150,000 on March 27, 2015. The balance due under the terms of this agreement is payable in installments upon reaching certain milestones by the operator.  In addition, the Company believes it may receive a credit of $40,000 against amounts due under this contract for prior amounts paid to the operator as described above at the conclusion of the contract. As at the date of this report, we do not have the funding to pay the balance due under the contract and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be successful in raising the necessary funding.

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
We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We filed an answer to the above complaint. In November 2014, the Court ordered the removal of the matter to Federal Court for re-trial. As of the date of this Report, both parties have provided their evidence to the Court for determination.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

7.   COMMITMENTS AND CONTINGENCIES CONTINUED

Legal Continued
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
Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1, 2014 or the agreement to release the liens would be terminated terminate
On November 25, 2014, we issued our former attorneys with 500,000 shares of our common stock valued at $135,000, based on the closing market price of our shares on the date of issuance.
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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

8.   STOCKHOLDERS’ DEFICIT CONTINUED

Common Stock and Warrants Continued

 The following shares of common stock and warrants were issued and warrants cancelled in the nine months ended February 28, 2015:
	Common Stock	Warrants
May 31, 2014 - audited	143,748,746	3,564,797
Issued for cash proceeds of $455,975	7,421,667	3,710,834
Issued on settlement of convertible notes payable	4,368,003	-
Issued in partial settlement of accounts payable	600,000	-
Issued as directors’ compensation	3,250,000	-
Issued for services	2,050,000	-
Stock options exercised	1,000,000	-
Warrants exercised	300,000	(300,000)
Warrants expired, unexercised	-	(800,000)
February 28, 2015 - unaudited	162,738,416	6,175,630

During the nine months ended February 28, 2015, we issued:
i)
7,421,667 shares of our common stock, together with warrants to buy 3,710,834 shares of our common stock at prices of $0.075, $0.10 or $0.15 per unit for proceeds of $693,475. The warrants had terms of 12 months and exercise prices of $0.125, $0.15 or $0.20 per share.

ii)	4,368,003 shares of our commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $772,241

iii)	600,000 shares of our common stock, valued at $158,000, which in conjunction with a payment of $500,000, settled an outstanding liability of $1,659,072 with our former attorneys.

iv)
3,250,000 shares of our common stock, valued at $775,000, as compensation to our directors.

2,250,000 shares of our common stock (50,000 shares per director) valued at $495,000 as compensation to our nine directors and 1,000,000 shares of our common stock, valued at $280,000, as compensation to our new Director of Mergers and Acquisitions.

v)	2,050,000 shares of our common stock, valued $601,500, as compensation for services.

vi)
1,000,000 shares of our common stock on the exercise of 1,000,000 stock options by a former officer and director at $0.065 per share.

1,000,000 shares of our common stock, valued at $300,000, as compensation to a new member of our advisory board, 450,000 shares of our common stock, valued at $139,500 and 600,000 shares of our common stock, valued at $160,000 issued for investor relations services.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

8.   STOCKHOLDERS’ DEFICIT CONTINUED

Common Stock and Warrants Continued
vii)	300,000 shares of our common stock on the exercise of 300,000 warrants at $0.125 and $0.15 per share.

viii)
As an incentive for making a further investment in the Company, 1,606,667 warrants for 8 investors due to expire in April and August 2015, were extended for 6 months to October 2015 and February 2016 respectively.

ix)	800,000 of our warrants expired, unexercised.

The following table summarizes information about warrants outstanding at February 28, 2015:
Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.125	3,546,667	5.6
0.15	1,187,500	12.0
$0.16	924,797	5.7
$0.20	516,667	8.7
Total	6,175,630	7.1

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
The following table sets stock options granted, exercised and outstanding during the nine months ended February 28, 2015 and the twelve months ended May 31, 2014:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

8.   STOCKHOLDERS’ DEFICIT CONTINUED
Stock Options Continued

	# of Options	Weighted-Average Exercise Price
Options outstanding and vested, May 31, 2013 - audited	16,500,000	$0.13
Granted	1,500,000	0.21
Exercised	(500,000	(0.18
Cancelled or forfeited	-	-
Options outstanding and vested at May 31, 2014 - audited	17,500,000	0.13
Granted	3,000,000	0.23
Exercised	(1,000,000)	(0.065)
Cancelled or forfeited	(2,000,000)	(0.13)
Options outstanding and vested at February 28, 2015 - unaudited	17,500,000	$0.14

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
The following table summarizes information about stock options outstanding at February 25, 2015:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

8.   STOCKHOLDERS’ DEFICIT CONTINUED
Stock Options Continued
Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable (1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	5,000,000	$375,000	1.1
$0.12	1,000,000	20,000	2.6
$0.16	3,500,000	-	2.1
$0.18	1,000,000	-	1.9
$0.19	1,500,000	-	3.4
$0.20	500,000	-	1.6
$0.22	1,000,000	-	3.6
$0.23	1,000,000	-	4.5
$0.25	1,000,000	-	3.4
$0.28	1,000,000	-	4.7
$0.29	1,000,000	-	4.7
	17,500,000	$395,000	2.5
(1) Based on closing share price of $0.14 at close of business on February 27, 2015
The total fair value of options issued during the nine month periods ended February 28, 2015 and 2014 were $724,730 and $302,083 respectively.
The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the nine months ending February 28, 2015:
Weighted-average risk-free interest rate	1.63 - 1.65%
Weighted-average expected life	5 years
Weighted-average expected volatility	168%
Weighted-average expect dividends	$ 0
The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

 9.   RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2015, we issued:
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

On November 13, 2014, we received an interest free, unsecured loan from our former Chairman and Chief Executive Officer in the amount of $25,000.  This loan was outstanding at November 30, 2014.  We received a further an interest free, unsecured loan of $25,000 from this former officer and director on December 3, 2014 and as on the date of the report, the balance due to this former officer and director is $50,000.
In July and August 2013, the Company paid a total of $125,000 to a company controlled by Mr. George Mesa, our Director of Security, and owner of Mesa Acquisitions Group LLC. Mr. Mesa had previously advanced a like amount of funds which were used by Resource Technology Corp. ("RTC") in connection with the transportation of ore supply, and related costs. As mentioned above, in May 2013, we entered into a Share Exchange Agreement with RTC and its shareholders, which includes our former Chairman and a current director, to acquire the issued and outstanding shares of RTC from the RTC shareholders.
Effective August 28, 2013, we appointed Mr. Hans H. Hertell as the Company's President. In addition, on that same date, our  Board of Directors approved an Employment Agreement with Mr. Hertell and a Consulting Agreement with Hertell Group, LLC. ("Hertell Group"). Mr. Hertell is the principal of Hertell Group.
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
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

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
On September 4, 2013, we issued 2,250,000 (2012 - 1,750,000) shares of our common stock valued as $382,500 (2012 - $315,000) as compensation to our directors.
On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Mr. Pane is a managing member of PTH and Messrs. Pane and Altieri own or control approximately 20% and 8%, respectively of PTH.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

10.   INCOME TAXES CONTINUED
The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and nine months ended February 28, 2015 and 2014 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Three and Nine Month Periods Ended February 28, 2015	Three and Nine Month Periods Ended February 28, 2014
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	-%	-

Changes in the cumulative net deferred tax assets consist of the following:
	February 28, 2015	May 31, 2014
Net loss carry forward	$20,573,415	$17,762,455
Valuation allowance	(20,573,415)	(17,762,455)
	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:
	Nine Month Period Ended February 28, 2015	Nine Month Period Ended February 28, 2014
Tax at statutory rate	$1,250,960	$7,839,693
Valuation allowance	(1,250,960)	(7,839,693)
	$-	$-

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014

11.  SUBSEQUENT EVENTS

On March 2, 2015, we paid $350,000 as an initial deposit under the terms of a $1,565,257, 5,000 meter drilling contract. On March 27, 2015, we paid a second installment of $150,000 under the terms of a $1,565,257, 5,000 meter drilling contract. The balance due under the terms of this agreement is payable in installments on reaching certain milestones achieved by the operator. As at the date of this report, we do not have the funding to pay the balance due under the sales proposal and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be successful in raising the necessary funding.
On March 4, 2015, the holder of convertible note payable A converted $22,425 of principal and interest into 325,000 shares of our common stock.
On March 25, 2015, the holder of convertible note payable A converted a further $24,171 of principal and interest into 350,000 shares of our common stock.
On March 26, 2015, we entered into a convertible promissory note with a new lender for $317,250, with a term of 9 months, bearing interest at 9.5%. We received net proceeds of $291,000 with the balance of $26,250 representing a discount on issue. The lender may convert the convertible promissory note into shares of our common stock at any time at a 40% discount to the lowest trade price in the 20 trading days prior to conversion. The $26,250 debt discount has been recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.
On April 10, 2015, the holder of convertible note payable A converted a further $22,968 of principal and interest into 300,000 shares of our common stock.
The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after February 28, 2015 for which disclosure is required.

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
The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, is the sole officer and member of Wolz (and will own approximately 51% of such shares), and Chad Altieri, our Board member, is the sole owner of Mercury. In addition, Messrs. Pane and Altieri own or control limited partnership interests in PP LP.
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
Promissory Note Default.
No payment was received in respect of the PTH Promissory Note prior to January 30, 2015 and consequently the Promissory Note went into default effective January 31, 2015. Under the terms of the Promissory Note interest accrues at 10% from the date of default. Accordingly, as at February 28, 2015, we had accrued interest receivable of $39,726 under the default provisions of the Promissory Note, however, given the collection uncertainty we provided against the full amount of this receivable. Subsequent to February 28, 2015, the Company has notified PTH of the default and has requested material information pertaining to its plasma facility and its business activity.
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

The RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders, Wolz will receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our former  Chairman and Chief Executive Officer, is an officer and member of Wolz and owns approximately 51% of Wolz, and Chad Altieri, our Board member, is the sole owner and sole officer of Mercury. In addition, Mr. Pane is a managing member of PTH and RTC and Messrs. Pane and Altieri own or control approximately 20% and 8% respectively, of PTH and RTC.
Mining Services Agreement.
On May 22, 2013, the Company entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions. The Company maintains approximately 37,000 acres of mining concessions located in the State of Michoacán, Mexico, and the agreement covers the Solidaridad I & II mining concessions (or approximately 5,000 acres). Under the agreement, Contractor has agreed to perform the various mining services in three, separate phases described below:
•
Phase 1 entailed conducting a high-tech satellite imaging and VERS ground survey on 2,000 acres of our mining concessions to identify mineralization and confirm the two previous drilling campaigns. Contractor has completed the satellite imaging and a portion of the VERS survey.

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
Contractor will be responsible for the costs and expenses of: the satellite imaging and the VERS survey described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining costs will be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).
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
The above descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to the agreement which is filed as an Exhibit to the Form 8-K filed with the Commission on May 22, 2013.

As additional consideration for the transaction stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's former Chairman orally agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but would have been treated as a capital contribution and that would have occurred after completion of development under separate agreement. To date, the Company is unaware of any shares being transferred in respect of this matter.
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
As at the date of this report, there has been no further operations conducted under this mining agreement with Mesa Acquisition Group LLC. It is not clear, if, or when, any further work will be performed under the terms of this agreement.
New Drilling Program
On February 23, 2015, we entered into an agreement for a 5,000 meter drilling program for a contract price of $1,566,257. On March 2, 2015, we paid $350,000 as an initial deposit under the terms of the contract and paid a second installment of $150,000 on March 27, 2015. The balance due under the terms of this agreement is payable in installments on reaching certain milestones by the operator. As at the date of this report, we do not have the funding to pay the balance due under the contract and will need to raise the additional funds through the sale of further equity or debt instruments. There is no guarantee that we will be successful in raising the necessary funding.
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
On June 24, 2014, the Company and Dr. Edgar Choueiri entered into a Consulting Agreement, pursuant to which Dr. Choueiri agreed to provide certain consulting services to the Company with respect to plasma processing. The agreement is on a month to month basis, and Dr. Choueiri, among other terms, will receive a remuneration of $4,000 per month. In addition, in connection with the agreement, Dr. Choueiri resigned from the Board of Directors of the Company. Payments under this agreement have subsequently ceased.

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

Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company’s Mexican properties under the pre-existing Pledge Agreement. The delivery of payment to our former attorneys was to occur prior to December 1, 2014 or the agreement to release the liens would terminate. On December 18, 2014, we successfully completed our obligations under an amended Settlement Agreement dated December 8, 2014 by paying our former attorneys $500,000 and issuing 600,000 shares of our common stock to them in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.
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
On January 5, 2015, Mr. Gennaro Pane resigned as the Company's Chairman, Chief Executive Officer and a director of the Company. Former Ambassador Hans H. Hertell was appointed as the Company's new Chairman and Mr. Scott Hartman as the Company's new Chief Executive Officer.
On February 11, 2015, Mr. Scott Hartman resigned as the Company's Chief Executive Officer but remains as a Director of the Company and as Directors of Mergers and Acquisitions. Mr. Hans H. Hertell, the Company's Chairman and President will act as the Company's principal executive officer.
Effective February 20, 2015, Mr. John Gildea, a director of the Company, was appointed as the Company's Chief Operating Officer and Mr. Ruben Fiquerado was appointed Director of Mexican Operations. The Company and Mr. Gildea entered into an oral arrangement under which Mr Gildea will receive $5,000 per month as remuneration for his role as Chief Operating Officer.
Liquidity and Capital Resources
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at February 28, 2015, have a working capital deficit of $(4,194,633), accumulated losses of $(52,752,347), recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at February 25, 2014, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $496,734 totaling $1,046,734.
In addition, we owe one of our former attorneys the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.
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
During the nine months ended February 28, 2015, we issued:
i)
7,421,667 shares of our common stock, together with warrants to buy 3,710,834 shares of our common stock at prices of $0.075, $0.10 or $0.15 per unit for proceeds of $693,475. The warrants had terms of 12 months and exercise prices of $0.125, $0.15 or $0.20 per share.

ii)	4,368,003 shares of commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $772,241

iii)	1,000,000 shares of our common stock, on the exercise of 1,000,000 stock options at $0.065 per share for cash proceeds of $65,000.

iv)	300,000 shares of our common stock, on the exercise of 300,000 warrants at $0.125 and $0.15 per share for cash proceeds of $40,000.

v)	600,000 shares of our common stock, valued at $158,000, which in conjunction with a payment of $500,000 settled an outstanding liability of $1,659,072 with our former attorneys.

During the nine month ended February 28, 2014, the Company issued a further four convertible notes payable for $1,016,667, net of expenses of $28,167, for net proceeds of $988,500 and received $50,000 by way of interest free, unsecured loan form one of our former directors and officers.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2014

Revenue
We earned no revenue in either the three months ended February 28, 2015 or 2014 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.
General and administrative expenses
During the three months ended February 28, 2015, we incurred general and administrative expenses of $481,120, compared to the $395,529 incurred in the three months ending February 28, 2014, an increase of $85,591. The increase related primarily to fees paid for investor relations services which we incurred in 2015 but not in 2014.
RTC restructuring agreement – related party
Pursuant to the Restructuring Agreement that we entered into on January 30, 2014, the Company issued 1,250,000 shares of its preferred stock with a market value of $16,250,000 in return for the receipt of certain Processing Rights, Licensing Rights, a $5 million promissory note from PTH and PTH’s assistance to construct and partially pay one third of a Company owned plasma plant.
No value has been assigned to the Processing Rights, Licensing Rights, PTH’s assistance to construct and partially pay a Company owned plant or the promissory note in these financial statements. Effective as the date of this report, the Company, RTC and PTH, are all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH’s ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly, the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.
No payment was received in respect of the PTH Promissory Note prior to January 30, 2015 and consequently the Promissory Note went into default effective January 31, 2015. Under the terms of the Promissory Note interest accrues at 10% from the date of default. Accordingly as of February 28, 2015 we had accrued interest receivable of $39,726 under the default provisions of the Promissory Note, however, given the collection uncertainty we have provided against the full amount of this receivable. Subsequent to February 28, 2015, the Company has notified PTH of the default and has requested material information pertaining to its plasma facility and its business activity.
Gain on settlement of liability
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
Effective October 31, 2014, we and our former attorneys amended our Settlement Agreement to provide for the payment of $500,000 and the issuance of 500,000 shares of our common stock in full settlement of all amounts and claims due under prior agreements which includes a release of lien on the Company's Mexican properties under the pre-existing Pledge Agreement. On December 18, 2014, we successfully completed our obligations under the Settlement Agreement, as amended, by paying our former attorneys $500,000 and issuing 600,000 shares of our common stock to them in full settlement of all amounts and claims due under prior agreements which includes a release of their lien on the our Mexican properties under the pre-existing Pledge Agreement.

Accordingly, we recognized a gain of $1,136,072 on the settlement of a liability of $1,589,216 and accrued interest of $204,856 by payment of $500,000 cash and the issuance of 600,000 shares of our common stock valued at $158,000.
Change in derivative liability
During the three months ended February 28, 2015, we recognized a loss on revaluation of derivative liabilities of $9,847, compared to the gain on revaluation of derivative liabilities of $129,336 recognized during the three months ending February 28, 2014, a decrease of $139,183. The variance arose as the Company did not enter into any significant new convertible debt during the three months ended February 28, 2015 until the last few days of the period, while substantial balances of convertible debt were outstanding through the three months ended February 28, 2014.
Interest expense (net)
During the three months ended February 28, 2015, we incurred interest expense (net) of $367,602 compared to $204,963 during the three months ended February 28, 2014, an increase of $162,639. The increase is primarily due to the increase in interest on origination of new convertible debt that we entered into during the three months ended February 28, 2015 as compared to the three months ended February 28, 2014.

Net loss
The net income for the three months ended February 28, 2015 was $277,502 compared to a net loss of $(16,721,156) during the three months ended February 28, 2014, a decrease of $16,998,658 due to the factors discussed above.

NINE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2014

Revenue
We earned no revenue in either the nine months ended February 28, 2015 or 2014 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.
General and administrative expenses
During the nine months ended February 28, 2015, we incurred general and administrative expenses of $3,508,128, compared to the $3,349,891 incurred in the nine months ending February 28, 2014, an increase of $158,237 or broadly in line with the prior period.
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

No payment was received in respect of the PTH Promissory Note prior to January 30, 2015 and consequently the Promissory Note went into default effective January 31, 2015. Under the terms of the Promissory Note interest accrues at 10% from the date of default. Accordingly as at February 28, 2015 we had accrued interest receivable of $39,726 under the default provisions of the Promissory Note however, given the collection uncertainty we have provided against the full amount of this receivable. Subsequent to February 28, 2015, the Company has notified PTH of the default and has requested material information pertaining to its plasma facility and its business activity.
Gain on settlement of liability
As mentioned above, we recognized a gain of $1,136,072 on the settlement of a liability of $1,589,216 and accrued interest of $204,856 with our former attorneys by payment of $500,000 cash and the issuance of 600,000 shares of our common stock valued at $158,000.
Change in derivative liability
During the nine months ended February 28, 2015, we recognized a loss on revaluation of derivative liabilities of $41,291 compared to a gain on revaluation of derivative liabilities of $252,708 in the nine months ended February 28, 2014, a decrease of $293,999. The variance arose as the Company did not enter into any significant new convertible debt during the nine months ended February 28, 2015 until the last few days of the period, while substantial balances of convertible debt were outstanding through the nine months ended February 28, 2014.
Interest expense (net)
During the nine months ended February 29, 2015, we incurred interest expense (net) of $793,614 compared to $754,595 during the nine months ended February 28, 2014, broadly unchanged.
Net loss
The net loss for the nine months ended February 28, 2014 was $3,207,591 compared to $20,101,778 during the nine months ended February 28, 2014, a decrease of $16,894,187 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE NONE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2014

Net cash flow used in operations in the nine months ended February 28, 2015 was $1,563,525 compared to $687,408 for the nine months ended February 28, 2014, an increase of $866,171.
In the nine months ended February 28, 2015, our net loss was $3,207,591 which was offset for cash flow purposes by $1,623,883 in non- cash items and an increase in our net operating liabilities of $20,184 to arrive at net cash used in operations of $1,563,525. By comparison, in the nine months ended February 28, 2014 our net loss was $20,101,778 which was offset by $18,797,604 in non-cash items and cash generated from an increase in net operating liabilities of $606,767 to arrive at net cash used in operations of $687,408.
No cash flow was provided by, or used in, investing activities during the nine months ended February 28, 2015 or 2014.

Net cash flow generated from financing activities was $1,837,975 in the nine months ended February 28, 2015 compared to $790,333 for the nine months ended February 28, 2014, an increase of $1,047,642. By comparison, in the nine months ended February 28, 2013, we received $693,475 from the sale of shares of our common stock and warrants, $988,500 under a convertible note payable, $65,000 on the exercise of stock options, $40,000 on the exercise of warrants and $50,000 by way of loan from one of our former directors and officers. By comparison, during the nine months ended February 28, 2014, we received $190,000 from the sale of shares of our common stock, $103,333 from the exercise of warrants and $497,000 from the issuance of convertible debentures
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), as of the last day of the fiscal period covered by this report, February 28, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2015. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of February 28, 2015. In order to correct the above described deficiency, the Company established an Ad Hoc Committee, consisting of two directors who also are attorneys. The committee has been authorized to review and approve all Company related expenses.
Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended February 28, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have retained counsel in Mexico to represent our subsidiary in this matter. We strongly dispute the allegations raised in the lawsuit and intend to vigorously defend the lawsuit. Our defense will include, among other positions, the fact that plaintiffs had no concession rights to assign under the March 2003 agreement as their concession expired 16 months earlier, we independently obtained the rights to a new (and current) concession from the Mexican government in July 2003, the agreement is ambiguous as to the payment requirement in 2009 and the matter was previously adjudicated in our favor in earlier action, albeit in a different court. We have filed an answer to the above complaint. In November 2014, the Court ordered the removal of the matter to Federal Court for re-trial. As of the date of this Report, both parties have provided their evidence to the Court for determination.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During quarter ended February 28, 2015, we effected the following transactions;
(i) we received $237,500 from the sale of 2,375,000 units at a price of  $0.10 per unit from a total of 11 investors.  Each unit consists of one share of our common stock and one half of a warrant. The warrants had terms of 12 months and an exercise price of $0.15.

(ii) we issued 600,000 shares of our commons stock to an investor relations company and 100,000 shares of common stock as a partial settlement of an outstanding liability,

(iii) we issued a four convertible notes to four investors described below:
One promissory note is in the amount of $500,000, is interest fee and due and payable on June 16, 2015. The principal can be converted to common stock at a 40% discount to the lowest trading price for the prior 20 days. The Company received proceeds in the amount of $500,000,

A second promissory note is in the amount of $83,333, bears interest at 12% and is due and payable on December 17, 2016. The principal and interest on the note can be converted to common stock at a 40% discount to the lowest trading price for the prior 25  days. The Company received proceeds in the amount of $75,000 (after an original issue discount of $8,333),

A third promissory note is in the amount of $50,000, bears interest at 12% and is due and payable on January 28, 2017. The principal and interest on the note can be converted to common stock at a 40% discount to the lowest trading price for the prior 25 days. The Company received proceeds in the amount of $47,500 (after an original issue discount of $2,500),
A fourth promissory note is in the amount of $300,000, is interest free and is due and payable on February 25, 2016. The principal of the note can be converted to common stock at a 45% discount to the lowest trading price for the prior 20 days. The Company received proceeds in the amount of $291,000, net of commission of $9,000 paid to Meyers and Associates, a FINRA registered broker dealer.
The above transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the fact that each of  the investors were accredited investors, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at February 28, 2015, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $496,734 totaling $1,046,734.
As of the date of this report, we have not paid the holders of these notes as required under their terms.
ITEM 4. MINING SAFETY DISCLOSURES.

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
During the three and nine month periods ending February 28, 2015 and 2014, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and nine month periods ending February 28, 2015 and 2014.

ITEM 5. OTHER INFORMATION.

Operational Update.

As mentioned herein, on February 23, 2015, we entered into an agreement with an operator for the drilling of 5,000 meters on our property located in Mexico. In this regard, preparatory roadwork began in the first week of April 2015 and actual drilling operations commenced on April 17, 2015.
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

U.S. Precious Metals, Inc.

By:	/s/ Hans H. Hertell
Name: Hans H. Hertell
Title: President and Principal Executive Officer
Date: April 20, 2015

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: April 20, 2015