Form 10-K
period 2015-05-31
U S PRECIOUS METALS INC
filed 2015-09-14
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's as of the last business day of the registrant's most recently completed second fiscal quarter: $42,786,906 at November 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant had 190,087,480 shares of common stock issued and outstanding as of September 14, 2015.

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

U.S. PRECIOUS METALS, INC.
FORM 10-K
MAY 31, 2015

TABLE OF CONTENTS

PART I		Page
ITEM NO.
1	BUSINESS	3
1A	RISK FACTORS	15
1B	UNRESOLVED STAFF COMMENTS	28
2	PROPERTIES	28
3	LEGAL PROCEEDINGS	31
4	MINE SAFETY DISCLOSURES	33

PART II
5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
6	SELECTED FINANCIAL DATA	37
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
9A	CONTROLS AND PROCEDURES	49
9B	OTHER INFORMATION	51

PART III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	51
11	EXECUTIVE COMPENSATION	56
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	59
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	60
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	63

PART IV
15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	64
	SIGNATURES	112

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

Factors that could affect the accuracy of our forward-looking statements include, but are not limited to, those factors discussed under "Item 1A. Risk Factors." More broadly, these factors include, but are not limited to:

-              Our ability to raise capital;
-              Our auditors have expressed a going concern opinion due to our lack of capital;
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

In addition to our mining concessions in Mexico, we had received licensing and other rights to a technology known as plasma processing from Resource Technology Corp. ("RTC") and an affiliated entity. However, these agreements were terminated, among other claims, due to lack of performance by RTC and the affiliated entity effective May 12, 2015 (See "Item 1 - Transactions with Resource Technology Corp" below). RTC has subsequently filed a law suit against us in respect of the cancellation of these agreements which we are aggressively defending See "Item 3 – Legal Proceedings" below)

Location of Concessions and Maps

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

115°
110°
105°
100°
95°
90°
85°
Phoenix
Tucson
El Paso
Dallas
UNITED STATES
0 100 200 mi
0 150 300 km
30°
San Antonio
Houston
Corpus Christi
25°
Gulf of Mexico
Tropic of Cancer
MEXICO
PACIFIC OCEAN
20°
Morelia
Mexico City
MICHOACÁN
Belmopan
BELIZE
15°
GUATEMALA
HONDURAS
Guatemala City

© 2007 Encyclopædia Britannica, Inc.

The following is a geographic map of the State of Michoacán.  The capital of Michoacán is Morelia depicted by a red star.  The primary route from Morelia to our concessions is shown as a black irregular line and the concessions are indicated by a red rectangle.

ON DE MINAS QUE APARECEN EN EL MAPA
ESTADO DE GUANAJUATO
EDO DE QRO
ESTADO DE MEXICO
ESTADO DE GUERRERO
ESTADO DE JALISCO
EDO DE COL
OCEANO PACIFICO
Morelia
USPR
Concessions
1:500,000
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

Present Condition of Our Property

To date, we have invested approximately $3.5 million in our preliminary determinations of mineralized material located on the Solidaridad Property, which includes three core drilling programs conducted in 2008, 2010 and 2015.  More recently, we have conducted satellite imagery and a FSPEF/VERS geophysical ground study described below. As of the date of this report, we completed approximately 4,000 meter core drilling program under which we drilled a total of 27 holes on our property.

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

As mentioned, we have completed a total of twenty five drill holes. Of the total, five holes did not show significant mineralization.  As part of our core drilling program approximately 7,300 meters of core were produced. The core was sent to our laboratory in Morelia where the core was logged in detail and mineralized intercepts are sawed and sampled. These processed samples are then shipped to ALS Chemex Laboratory in Guadalajara, Mexico, where the core is crushed, pulverized, and split with a small sample shipped to an ALS Chemex facility in Vancouver, Canada. Subsequently, ALS Chemex provided the core log and assay results to us. We complied the information and then plotted on cross sections allowing our geological staff to interpret the ore zones, stratigraphy, structural components, which provides invaluable information for additional drill targets

The map below depicts the drill hole locations for the 2008, 2010 and 2015 drilling programs.

During fiscal 2010 and 2011,, we have been unable to raise sufficient funds to complete the entire proposed 2010 drilling program. Our management believes that our property is highly prospective and will continue to invest resources into the exploration of the Solidaridad Property. Subject to the availability of funds, we expect to further define through surface exploration and additional drilling the mineral potential of the Explored Area, as well as determine whether the Unexplored Area contains mineralized material.  Proposed future exploration would include mapping and sampling of the Unexplored Area designed to increase our understanding of any mineralized material present. To help us determine future drill locations, we would enter data about our current samples into a computer modeling program. We currently expect to focus our future exploration and drilling program on three areas, which we refer to as the Main Zone, the North Zone and Cuendeo. We have identified these three areas based on a number of data points, including surface samples taken during 2008. In addition, additional potential locations were identified from the results of our satellite imagery. However, we may need to conduct further exploration and field mapping, which will include the results of geophysical ground studies (discussed below), before we finalize our decisions as to target locations.

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

Satellite Imagery, FSPEF/VERS and Future Exploration/Exploitation.
On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Mesa Acquisitions"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Mesa Acquisition has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions (See "Mining Services Agreement of this Part 1 below" and "Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Mining Services Agreement").

In connection with Phase I of the Mining Services Agreement ("MSA"), Mesa Acquisition commissioned and completed a high spectrum UV laser satellite imaging of approximately 2,000 acres of our property, mainly in Solidaridad I and parts of Solidaridad II and III.  The technology was developed in Ukraine and carried out by Consorcio de Tecnologias Avanzadas de Columbia Ltda (CTAC). The satellite imaging, initially using a 1:6000 resolution, identified 27 anomalies of gold mineralization. The satellite imaging data subsequently was re-run using a using a 1:2000 resolution and resulted in identifying a total of 71 anomalies.  In June 2014, Mesa Acquisitions partially completed the ground work or second part of Phase I under the MSA of identifying and defining mineralization previously depicted by satellite imagery. The ground work consisted of two specific geophysical techniques; "Forming Short-Pulsed Electromagnetic Fields" (FSPEF) and "Vertical Electric-Resonance Sounding" (VERS).  An 8 person ground crew worked on site for a total of 15 days, taking 210 readings on 70 kilometers of lines, concentrating mainly on the 71 identified satellite imagery anomalies. In addition, the geophysical survey was significantly expanded to include areas well outside the original contracted area.  These areas included terrain in the north where sulfide veins occur on the surface, to the east where higher grade anomalies were detected and to the south in an area known as Cuendeo, which has received limited exploration work in prior years.

Prefeasibility and Feasibility Study
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

We have determined there is sufficient access to and from the Solidaridad Property as well as between the Solidaridad Property and regional ports, although we will have to develop additional infrastructure in order to access the entire Solidaridad Property and to engage in meaningful exploration and drilling. There is currently limited or no infrastructure on the Solidaridad Property. Additional information on the necessary infrastructure for the Solidaridad Property will be determined through development of our mining activities. We believe that in Morelia, which is the city closest to the Solidaridad Property, we will have sufficient access to personnel and supplies to support our expanded exploration and drilling operations as well as our planned exploitation program. During the current drilling campaign, we drilled two water wells on our property. The water level in drill holes fluctuate but we believe that water may lie relatively close to the surface. The local climate is conducive to year-round operations and is not expected to pose any significant barriers to our exploration and drilling program or our planned exploitation program. During 2010, a heavy rainfall washed out access roads to the claim sites and created water drainage problems, therefore we made road improvements to allow access to the sites. We have made limited road improvements to address the water drainage problems included creating some concrete drainage ditches and water sumps. We will need to build more roads to access other areas targeted for exploration and drilling. We will need additional funding to complete these roads and drill paths moving forward.

If we raise sufficient funds to complete an on-site metallurgical laboratory, we expect to transition our metallurgical testing of the ore from outside laboratories to an on-site laboratory. We have a limited laboratory in Morelia that includes two pilot plants. Additional laboratory equipment is necessary to complete the Lab.

In June 2011, we completed a Technical Report on its mining property located in Michoacán, Mexico ("Technical Report"). The Technical Report is entitled PRECIOUS AND BASE METALS DEPOSIT AT LA SABILA RANCH IN SOUTHERN MICHOACAN, MEXICO. The Technical Report has been authored jointly as Qualified Persons by Michael Floersch of Applied Minerals, Inc., Thompson Falls, Montana and Betty Gibbs of Gibbs Associates, Boulder, Colorado. The Company believes that the Technical Report is compliant with National Instrument 43-101–Standards of Disclosure for Mineral Projects implemented by the Canadian Securities Administrators, however, the Company has not filed its report with any Canadian authority to determine compliance. Moreover, the Technical Report has not been reviewed and/or accepted by any Canadian or US regulatory authority. Please refer to the Company Form 8-K filed on June 9, 2011 or to the Company's website for a complete copy of the Technical Report (usprgold.com).

Current  Exploration Activities
In March 2015, we hired ACT Holdings, LLC, (ACT), Kings Mountain, North Carolina to act as operator for the Company's 2015 core drilling program. Pursuant to the drilling program we completed approximately 4,000 meters of drilling over 27 holes.

Based upon data from the initial 22 drill holes that have been cored and assayed, USPR has identified 1 new area of mineralization and expanded 3 areas of known mineralization.  The new area is approximately 100 meters east of the "Main Zone," and called the "East Zone."  Definitional drilling also extended known mineralization in the "Main Zone," "West Zone" and the "Northwest Zone."

Please refer to the attached a map which depicts various zones of interest on approximately 120 acres of USPR's 37,000 acre concession,  www.usprgold.com/exploration/maps.

The following is a brief description of 4 of the zones referenced above within the 120 acres and the location of the 27 holes.
Main Zone. [2008: 11 holes, 2010: 1 hole, 2015: 12 holes completed (#9, 13-15,19-23, 25, 26 & 27)] This area has been the subject of the most exploration work on our property to date. Prior drill results showed strong mineralization within quartz sulfide veins. In 2008, hole #5 had high grade intercepts of 29 g/t Au and 135 g/t Ag.  Our 2015 campaign, continued, if not, exceeded, our 2008 campaign with high grade intercepts ranging from 13 to 50 g/t Au and 2-3% Cu (1).

Northwest Zone: [2010: 3 holes, 2015: 7 holes (#1-7)] In 2010, we did not encounter high grade intercepts in this zone.  During our recent campaign, we had intercepts as high as 39 g/t Au and 2-3% Cu (1).  Previously, we believed the "North Zone" was separated from the "Main Zone" by a fault because of the orientation of the quartz sulfide veins exposed on the surface. However, our recent drilling results lead us to conclude that this mineralized zone appears to be connected with the "Main Zone." This area is located approximately 220 meters from the closest point of the "Main Zone."

East Zone: [2015: 4 holes (#14-18 & 24)] We were unable to reach this area in prior drilling campaigns due to the lack of accessibility.  New road construction during the recent drilling campaign allowed access to this area. We had intercepts as high as 25.56 Au and 129 Ag 7.97 % Cu (1).  This area has been of interest due to exposed quartz sulfide veins of approximately 20 meters. This area is located approximately 300 meters south and east of the closest point in the "Main Zone."

West Zone: [2008: 3 holes, 2015: 4 holes (#8-12)] In 2008, we encountered exceptionally high grade silver intercepts, as high as 123 g/t Ag. Our recent drilling was north of the 2008 locations.  LS-15-011  was significant as it intercepted 10 feet of high grade copper and silver with a weighted average over 3.4 meters of 431 g/t Ag (1). This area is approximately 300 meters from the closest point in the Main Zone.

(1) Please refer to a complete description of our 2015 drilling results for holes 1 through 22 at the following link on our webs-site: http://www.usprgold.com/exploration/assays-2015-drill-campaign-results.

The purpose of the 2015 campaign was to expand known areas of mineralization from prior drilling, which in turn would enable USPR to complete a resource estimate of mineralization. Prior to our recent drilling, we did not have sufficient information to make a geologic connection of the Northwest, East and West Zones to the Main Zones.  The recent drilling, however, has yielded geologic characteristics in Northwest, East and West Zones, which are similar in nature to that of the "Main Zone." These characteristics lead us to reasonably conclude that there appears to be a geologic continuity between Northwest, East and West Zones to the "Main Zone."  In addition, based upon results from 2010, management believes the same geologic continuity exists between the "Main Zone" and the "Southern Zone" (Please refer to Contour Map of Zones of Interest on our web-site- www.usprgold.com/exploration/maps).
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

Prior to the commencement of any exploitation program, we will secure various regulatory permits from federal, state and local agencies. These government and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental ("MIA"), be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the MIA include a detailed analysis of the following areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. The Company's has prepared an  application for a new exploitation permit, which includes an MIA. The application has been reviewed by the University of Michoacán.  We anticipate that the new application will be submitted to SEMARNAT on or before September 30, 2015. The new application encompasses approximately 56 hectares.

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

Transactions with Resource Technology Corp.
On May 20, 2013, the Company filed a Form 8-K to disclose the Share Exchange Agreement with Resource Technology Corp., a newly formed Florida corporation ("RTC") and the RTC shareholders ("Share Exchange Agreement") to acquire all of the issued and outstanding shares of RTC in exchange for 300 million shares of common stock of the Company, subject to the terms and conditions therein.  This agreement was terminated ab initio and superseded by the Restructuring Agreement and related agreements and instruments described herein below. In addition, as described below, we rescinded the Restructuring Agreement and cancelled the preferred stock that was originally issued under the agreement. On August 8, 2015, RTC filed suit against us with respect to the termination of the Restructuring Agreement and cancellation of the preferred stock (See "Item 3 – Legal Proceedings").

While the Share Exchange Agreement and related transactions are generally described below, please refer to the stated Form 8-K for a more complete description of the stated transaction.

The transaction included three ore supply contracts with third party suppliers, and a Plasmafication™ Toll Processing Agreement with Plasma Processing, LP., a Florida limited partnership ("PP LP"). The ore supply agreements and the Toll Processing Agreement enabled RTC to receive 1/3rd of the revenues derived from the plasma processing of ore concentrates from the ore supply agreements. PP LP owned the right to operate a plasma processing facility located in 29 Palms, California, We were informed that the plant took three years to build and was permitted to process ore concentrate. The parties believed that initial upgrades to the facility would commence within 90 to 120 days from the date of the agreement which would enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility, which would increase its capacity to approximately 27 tons/day. PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The agreement provided that if the Benchmark Run did not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total wiould be proportionately reduced. The completion date for the Benchmark Run was June 1, 2014.

We were informed that the RTC shareholders were  Wolz International, LLC ("Wolz"), which owned 50%, Titan Productions, Inc. ("Titan"), which owned 25%, and Mercury6, LP ("Mercury6") which owned 25%. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock.  We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, was the sole owner of Mercury. In addition, we were informed that Messrs Pane and Altieri owned or controlled limited partnership interests in PP LP.

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

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). PTH was an affiliate of RTC and owned and operated a plasma processing plant located in 29 Palms, California which employed the Plasmafication™ technology ("Plasma Plant").

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

The Restructuring Agreement and related agreements and instruments provide for the following material terms and conditions, among others:

Processing Rights.  Under the Restructuring Agreement, PTH agreed to process the Company's ore concentrate1 at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant was ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) was fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day.  PTH informed the Company that it expected to be fully operational during the fourth calendar quarter of 2014. The Company has agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH would not receive any royalty or other fee.

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covered and related to the construction and use of a Company owned plasma plant described below. The Licensing Agreementwas subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant.  Under the Equipment Purchase Agreement, PTH agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility").  The plant was to be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs.  The estimated costs of construction for the Company Facility was approximately $18 million. The parties intended to formulate a draw schedule which would detail construction and payment milestones, however, in order to initiate the construction process, the Company would be  required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH agreed to assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company would be required to bear the related costs. Upon completion of the facility, the Company would own 100% of the Company Facility, however, any Licensed Technical Information would be subject to the Licensing Agreement.  In addition, the parties would be required to enter into a operating and maintenance agreement, which would address the operation and maintenance of the Company Owned Plasma Plant.
_________________________________

1 At the present time, the Company does not have any reserves indicating ore or "mineralized material."

Promissory Note. As a material inducement for the Company to enter into the Restructuring Agreement, PTH has delivered to the Company a Promissory Note in the principal amount is $5 million. The note was payable on or before January 30, 2015 with no interest prior to the payment due date. The promissory note may be offset under certain conditions set forth therein.

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

As mention above, the Company was informed that the RTC shareholders were Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders,  Wolz would have received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock, and each of Titan and Mercury would have received 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock. We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer of Wolz and owned approximately 51% of Wolz, and Chad Altieri, our former Board member, was the sole officer and owner of Mercury.  In addition, we were informed that Mr. Pane was a managing member of PTH and Messrs Pane and Altieri owned or controlled approximately 20% and 8%, respectively of PTH.

The above descriptions of the Restructuring Agreement, the Licensing Agreement, the Equipment Purchase Agreement, the Promissory Note and the Certificate of Designations are not complete, and are qualified in their entirety by reference to each respective agreement which are filed as Exhibits to this Form 8-K filed on February 5, 2014.

The Plasma Plant and Plasmafication™.
It was represented to us that PTH owned and operated a plasma processing facility located in 29 Palms, California, the plant took three years to build, was permitted to process ore concentrate and had been in the process of upgrading the plasma facility to process concentrates at the rate of approximately 10 tons/day. PTH has informed us the Company that they expect to be fully operational during the third calendar quarter of 2014.

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

Termination of Agreement with RTC and PTH

PTH failed to pay the $5 million due under the Promissory Note. The failure of RTC constituted a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it has rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125 million shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As described below, RTC has filed a lawsuit against us. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As discussed in "Item 3 – Legal Proceedings" below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").  Please refer to that disclosure for a complete description of this matter.

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

OUR COMPANY HAS LIMITED OPERATING HISTORY MAKING AN EVALUATION OF THE COMPANY DIFFICULT.
The Company has only had limited operations to date and requires additional financing for working capital, exploration and mining initiatives, including additional exploration on the Solidaridad Property.  While the results of prior geological studies and prior drilling results appear to be promising along with our recent satellite imaging, nonetheless it may be difficult for the Company to attract funding necessary to conduct additional exploration activities on the property.  The Company cannot predict whether any future exploration activities will be successful.  Moreover, no assurances can be given that, even with a capital infusion, the Company will be able to successfully and profitably develop the Solidaridad Property.

OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION
As shown in the accompanying financial statements, we have experienced continuing losses and as at May 31, 2015, have a working capital deficit of $6,585,059, accumulated losses of $55,978,765 recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months. Accordingly, the opinion of our auditors for the years ended May 31, 2015 and 2014 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

CURRENT FINANCIAL CONDITION AND SHORTFALL OF FUNDING
Our independent registered public accounting firm's report to our audited financial statements for the fiscal year ended May 31, 2015, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due convertible note obligations $1,068,925 and approximately $90,000 due to a former attorney under an arbitration award against us, which collectively total $1,158,925. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

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

SIGNIFICANT DEBT OBLIGATIONS
As of May 31, 2015, we have significant current debt obligations.  The amount includes $1,068,925 in obligations resulting from the issuance of convertible debt instruments during 2009 and 2010 all of which are past due. A further balance of convertible debt instruments totaling $1,746,337 is due and payable, $1,485,448 within the next 12 months and the balance of $260,889 within the next two years. As of the date of this report, we do not have the funds available to repay this debt as it falls due.

DILUTION AND VOLATILITY RESULTING FROM OUR FUND RAISING EFFORTS
Since May 31, 2011, management was successful in raising sufficient funds to enable it to continue to meet its operating needs. However, we have incurred significant dilution as a result of these fund raising efforts, which has included debt instruments that convert at a discount to the market price (see Notes 6 and 11 to our Audited Financial Statements).   In the future, we will be required to raise significant additional funding to meet our existing obligations and to continue with our proposed operations. As a result, we expect to incur significant dilution to our existing shareholders in the future, which also may cause downward pressure on our stock price.

WE DO NOT EXPECT TO GENERATE REVENUES
We are an exploration stage company. We cannot guarantee that we produce any significant revenues from such agreement or any other operations on our property. Therefore, it is conceivable that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues.

RELIANCE ON THIRD PARTY FOR EXPLORATION/DEVELOPMENT EFFORTS
On May 22, 2013, we entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. The agreement provides for the exploration and potential development of a portion of our Solidaridad Property by the Contractor, subject to certain conditions, including the results of the satellite imaging to be conducted. (See "Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Events"). Notwithstanding the positive results of the satellite imaging program, the Contractor's inability to proceed with the further exploration and/or development of our mining property as required under our agreement for any reason, including financial, will have a negative impact on us and our operations. As of the date of this filing, however, the Contractor performed the satellite imaging and a portion of the ground survey, however, he has not performed any further services under the agreement or otherwise.

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
The Company has conducted limited geological work on the Solidaridad Property.  The work consisted of preliminary geological sampling and surveys performed by two independent mining geologists.  In June 2011, we completed a Technical Report on its mining property located in Michoacán, Mexico ("Technical Report"). The Technical Report discloses certain technical information about the Company's mineral project. As a result of our recent drilling campaign, we believe that we have sufficient information  to supplement our Technical Report to include a resource estimate.  However, we will require additional exploration on our property in the future to enhance any resource estimate. In addition, through prefeasibility and feasibility studies, we will  have to determine whether these resources estimates are economically recoverable.  The amount and cost of such exploration work and studies cannot be determined at this time.  No assurances can be given whether such mineral deposits are recoverable in commercial quantities and whether the Company will be able to raise additional capital to conduct the additional exploration activities or studies, or that such additional activities will prove successful.

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

WE ARE REQUIRED TO MAKE PAYMENTS TO RETAIN THE SOLIDARIDAD CONCESSIONS
Our ability to retain good title to the Solidaridad Concessions and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our rights in one or more of our concessions. As of the date of this report, we have made the mining rights payment for the Solidaridad I concession, however, we have not made the payment (approximately $90,000) for the remaining concessions which were due on July 31, 2015.

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

Title Litigation

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

Lawsuit with RTC

As discussed in "Item 3 – Legal Proceedings" below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").

The Lawsuit was filed in the 11th Judicial Circuit Court, Dade County, Florida (Case: 2015-017057-CA-01). The Plaintiff, RTC, contends that the Restructuring Agreement does not allow for the unilateral termination of the agreement, rescission of the Certificate of Designations relating to the Preferred Stock nor the cancellation of the Preferred Stock. It further states that the obligations of PTH were not intertwined with that of RTC, and therefore the Company's termination of the agreement and cancellation of the Preferred Stock was inappropriate and ineffective, and further the Company's sole remedy would be to seek judgment against PTH for its default under the Promissory Note. The action seeks declaratory relief from the Court: (i) to declare that the Company did not have the legal right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, (ii) to determine that the unilateral actions by the Company in terminating the Restructuring Agreement and rescinding the Series A Preferred Stock is without merit, (iii) to enter a final judgment directing the issuance of the Preferred Stock to Plaintiff, (iv) to enter an order finding that any shareholder vote that have taken place without Plaintiff be declared null and void, (v) alternatively, if it is held that the Company did have the right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, to declare that the original Share Exchange Agreement with RTC be reinstated along with an extension of performance time periods (for RTC) as determined by the Court, and (vi) be awarded attorney's fees and court costs. In addition, the action asserts that the Company converted the Series A Preferred Stock, which was property of Plaintiff. The Plaintiff demands a judgment of $20,000,000 plus interest and court costs, and seeks a trial by jury.

The Company disputes Plaintiff's contentions described above. The Company's termination and rescission actions were based in part on the Promissory Note default by PTH and RTC's failure to cause PTH to perform under the Restructuring Agreement, which were material breaches of the agreement.
The Company has retained outside counsel to vigorously defend its position in this matter and avail itself of all legal and equitable rights and remedies against PTH, RTC and all other culpable parties in this matter. The Company expects to incur significant legal costs in the defense of this matter and the advancement of its claims against RTC and other culpable parties.  On September 4, 2015, the Company filed a Notice of Removal to the United States District Court, Southern District of Florida.

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

MATERIAL LOSSES IN EXCESS OF INSURANCE COVERAGE COULD ADVERSELY AFFECT OUR EXPLORATION AND FUTURE PRODUCTION ACTIVITIES
We have limited insurance against losses or liabilities obtained from third party contractors that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards, including, without limitation:

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

THE ADVERSE EVALUATION OF OUR INTERNAL CONTROLS COULD RESULT IN LOSS OF INVESTOR CONFIDENCE
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are not effective. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company personnel as of May 31, 2015. Investors could lose confidence in our financial reports and our stock price may decline as a result of this adverse evaluation.

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

The trading price of our common stock has been and in the future may be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including, without limitation, public announcements regarding our Company, purchases or sales by existing stockholders, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts. These fluctuations may have a material adverse effect on the trading price of our common stock.

In addition, the stock market in general, and the market for junior mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management's attention and resources.

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

Office Facilities

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $1,700. This lease expired on February 1, 2015 and was extended until February 1, 2016 on the same terms.

Effective January 1, 2014 we entered into a new rental agreement with the landowner of the land on which our mining concessions are located. Under the terms of the new agreement we agreed to pay a monthly rental of approximately $4,249 on a going basis to be able to have access to our mining concessions.

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

Termination of RTC Agreement

As previously disclosed, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").

The Lawsuit was filed in the 11th Judicial Circuit Court, Dade County, Florida (Case: 2015-017057-CA-01). The Plaintiff, RTC, contends that the Restructuring Agreement does not allow for the unilateral termination of the agreement, rescission of the Certificate of Designations relating to the Preferred Stock nor the cancellation of the Preferred Stock. It further states that the obligations of PTH were not intertwined with that of RTC, and therefore the Company's termination of the agreement and cancellation of the Preferred Stock was inappropriate and ineffective, and further the Company's sole remedy would be to seek judgment against PTH for its default under the Promissory Note. The action seeks declaratory relief from the Court: (i) to declare that the Company did not have the legal right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, (ii) to determine that the unilateral actions by the Company in terminating the Restructuring Agreement and rescinding the Series A Preferred Stock is without merit, (iii) to enter a final judgment directing the issuance of the Preferred Stock to Plaintiff, (iv) to enter an order finding that any shareholder vote that have taken place without Plaintiff be declared null and void, (v) alternatively, if it is held that the Company did have the right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, to declare that the original Share Exchange Agreement with RTC be reinstated along with an extension of performance time periods (for RTC) as determined by the Court, and (vi) be awarded attorney's fees and court costs. In addition, the action asserts that the Company converted the Series A Preferred Stock, which was property of Plaintiff. The Plaintiff demands a judgment of $20,000,000 plus interest and court costs, and seeks a trial by jury.

The Company disputes Plaintiff's contentions described above. The Company's termination and rescission actions were based in part on the Promissory Note default by PTH and RTC's failure to cause PTH to perform under the Restructuring Agreement, which were material breaches of the agreement.

The Company has retained outside counsel to vigorously defend its position in this matter and avail itself of all legal and equitable rights and remedies against PTH, RTC and all other culpable parties in this matter. On September 4, 2015, the Company filed a Notice of Removal to the United States District Court, Southern District of Florida.

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

During the twelve months ending May 31, 2015 and 2014, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the twelve months ending May 31, 2015 and 2014.

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

Quarterly Period	High	Low
Fiscal year ended May 31, 2014:
First Quarter	$0.21	$0.10
Second Quarter	0.27	0.14
Third Quarter	0.17	0.16
Fourth Quarter	0.17	0.12

Fiscal year ended May 31, 2015:
First Quarter	0.24	0.12
Second Quarter	0.33	0.18
Third Quarter	0.33	0.12
Fourth Quarter	0.20	0.11

Fiscal year ended May 31, 2016:
First Quarter	0.20	0.04

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

Holders

As of May 31, 2015, there were approximately 345 holders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street name."

Warrants Outstanding

As of May 31, 2015, there were warrants to purchase 6,225,630 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended May 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	16,000,000(1)(2)	$0.15	4,000,000(3)

Equity compensation plans not approved by security holders	0		0

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

f.  During the year ended May 31, 2015, 3 million, fully vested stock options valued at $724,730 were issued, 1 million stock options to a newly appointed director with an exercise price of $0.29, 1 million stock options to a Mexican national appointed to our advisory board with an exercise price of $0.23 per share and 1 million stock options to an officer of the company with an exercise price of $0.28. A former officer and director of the company exercised 1 million options at an exercise price of $0.065 per share and 3 million options with exercise price of $0.07, $0.185 and $0.23 expired or were cancelled during the year.

(2). As of May 31, 2015, 16,000,000 stock options remain outstanding, of which 10,000,000 are held by former and existing directors, 5,000,000 are held by former or existing officers of the Company and 1,000,000 held by an advisory board member to the Company

(3). Represents the number of stock options and warrants remaining in the 2007 Stock Option Plan.

On August 27, 2014, the Company's Board of Directors approved a 2014 Stock Option Plan for up to 20,000,000 shares of common stock. A copy of that plan is attached hereto as Exhibit 10.21 to our Form 10-K for the Annual Period ended May 31, 2014. In addition, on that same date, the Company's Board of Directors approved the creation of an advisory board, and appointed a Mexican national to its advisory board to assist the Company with its operations in Mexico, including regulatory affairs. The Company also granted 1,000,000 stock options to this individual under the newly created 2014 Stock Option Plan. The option exercise price is $0.23 per share.

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2015 we made the following issuances of unregistered securities:
-	500,000 shares of our common stock, together with twelve month warrants to acquire 250,000 shares of our common stock with an exercise price of $0.15, for proceeds of $22,425.

-	1,335,141 shares of our common stock in settlement of convertible notes payable with principal balances of $83,333 and accrued interest of $10,000.

-	On March 26, 2015, we issued a convertible debenture to Lender E for $317,250 under which we received net proceeds of $291,000, net of original debt discount of $26,250. The convertible debenture has a 9 month term and was bears interest at 9.5%. The convertible debenture could be prepaid with prepayments penalties of 120%. At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.
-	On April 28, 2014, we received $47,500, net of original debt discount of $2,500, under a convertible debenture with Lender A with a two year term bearing interest at 12% per annum. The lender may convert the convertible promissory note into shares of our common stock at any time after six months at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.
-	On May 8, 2015 we received $47,500, net of original debt discount of $2,500, under a convertible debenture with Lender C with a two year term bearing a one off interest charge of 12% or $6,000 was accrued on the convertible promissory note on issuance. The lender may convert the convertible promissory note into shares of our common stock at any time at a 40% discount to the lowest trade price in the 25 trading days prior to conversion.

-	On May 12, 2015, we issued a convertible debenture to lender F for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%. At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days
-	On May 13, 2015, we issued a convertible debenture to a Lender G for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%. At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.
-	On May 15, 2015, we issued a convertible debenture to Lender H for $150,000 under which we received $147,000, net of fees of $3,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender. At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intra day trading price of the prior 20 trading days.

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

It was represented to us that PP LP owned the right to operate a plasma processing facility located in 29 Palms, California that the plant took three years to build and was permitted to process ore concentrate. The parties believed that initial upgrades to the facility would commence within 90 to 120 days which will enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day. PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The agreement provided that if the Benchmark Run does not yield net cash proceeds of Five Million Dollars ($5,000,000) to RTC, then the number of Exchange Shares in total will be proportionately reduced. The completion date for the Benchmark Run was June 1, 2014.

We were informed that the RTC shareholders are Wolz International, LLC ("Wolz"), which owned 50%, Titan Productions, Inc. ("Titan"), which owned 25%, and Mercury6, LP ("Mercury6") which owned 25%. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock.  We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, is the sole owner of Mercury. In addition, Messrs Pane and Altieri owned or controlled limited partnership interests in PP LP.

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

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). It was represented to us that PTH was an affiliate of RTC and that it owned and operated a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology ("Plasma Plant").

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

Processing Rights. Under the terms of the Restructuring Agreement, PTH agreed to process the Company's ore concentrate2 at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term was to begin with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) was fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH informed the Company that it expected to be fully operational during the fourth calendar quarter of 2014. The Company agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH would not receive any royalty or other fee.

Licensing Rights. Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covered and related to the construction and use of a Company owned plasma plant described below. The Licensing Agreement was subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant.  Under the Equipment Purchase Agreement, PTH agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility").  The plant was to be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs.  The estimated costs of construction for the Company Facility was approximately $18 million. The parties intended to formulate a draw schedule which would detail construction and payment milestones, however, in order to initiate the construction process, the Company would be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH agreed to assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company would have been required to bear the related costs. Upon completion of the facility, the Company would have owned 100% of the Company Facility, however, any Licensed Technical Information would have been subject to the Licensing Agreement.  In addition, the parties agreed to enter into a operating and maintenance agreement, which would address the operation and maintenance of the Company Owned Plasma Plant.

Promissory Note. As a material inducement for the Company to enter into the Restructuring Agreement, PTH delivered to the Company a Promissory Note in the principal amount is $5 million. The note was payable on or before January 30, 2015 with no interest prior to the payment due date. The promissory note had certain offset provisions set forth therein.

The above descriptions of the Restructuring Agreement, the Licensing Agreement, the Equipment Purchase Agreement, the Promissory Note and the Certificate of Designations are not complete, and are qualified in their entirety by reference to each respective agreement which are filed as Exhibits to this Form 8-K filed on February 5, 2014.

No value was assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company owned plant or the Promissory Note in these financial statements.

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

As mention above, the Company was informed that the RTC shareholders were Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders,  Wolz would have received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock, and each of Titan and Mercury would have received 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock. We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer of Wolz and owned approximately 51% of Wolz, and Chad Altieri, our former Board member, is the sole officer and owner of Mercury.  In addition, we were informed that Mr. Pane was a managing member of PTH and Messrs Pane and Altieri owned or controlled approximately 20% and 8%, respectively of PTH.

Termination of Agreement with RTC

PTH failed to pay the $5 million due under the Promissory Note and such failure continues as of the date of this report. The failure of RTC constituted a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125 million shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As a result of these actions, and in view of the purported conversion notice received from RTC, it is conceivable RTC or related parties may initiate litigation against the Company seeking the enforcement of the Restructuring Agreement (including the rights to the Preferred Stock and/or common stock) and/or the original Stock Exchange Agreement, among other demands. In the event litigation results in these matters, the Company intends to aggressively defend its position against such claims. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As discussed in "PART I, Item 3 – Legal Proceedings" above, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").  Please refer to that disclosure for a complete description of this matter.

Mining Services Agreement.
On May 22, 2013, the Company entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor agreed to perform certain mining services on a portion of the Company's Mexican mining concessions (Solidaridad I & II mining concessions (or approximately 5,000 acres)). These services were to be performed in three, separate phases described below:

●  Phase 1 entailed the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 was approximately $400,000.

●  Phase 2 required the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 was approximately $10 million.

●  Phase 3 required the construction of a processing plant to process the ore, which will be owned by the Company, and the performance of all surface and underground mining operations.

The estimated costs for the construction of the processing plant was approximately $40 million.

Contractor is responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining costs will be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor was to receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for completion of Phases 1 and 2, the Company agreed to issue to Contractor 10 million shares of its common stock. The Company issued the common stock to the Contractor, however, the Contractor failed to perform all of the required services under Phase 1 and Phase 2.

Phase 3. As consideration for completion of Phase 3, Contractor would have earned a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's former Chairman agreed to issue to Contractor an additional 5 million shares of our common stock held by the Chairman.  This is not a Company obligation and will occur after completion of development under separate agreement.

The parties are obligated to share in the milling and processing costs and revenues generated from any ore processing on a proportionate basis, that is 70% to the Company and 30% to Contractor.

The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement is not complete, and is qualified in their entirety by reference to each agreement which is filed as an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on September 16, 2013.

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
As at the date of this report, communications with Mesa Acquisition Group LLC has ceased and no further operations have been undertaken under the Mining Service Agreement. It is not clear, if, or when, any furtherwork will be performed under the terms of this agreement.
New Drilling Programs
In May 2014, we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August and September 2014, we made a two further deposits of $21,250 and $75,000, respectively, under the terms of the sales proposal. As at the date of this report, no progress has taken place in respect of this project.

In February 2015, we entered into a further contract with the same Contractor to drill 5,000 meters for $1,762,047, $195,790 payable in common stock and the balance of $1,566,257 payable in cash.

Pursuant to the drilling program we have completed approximately 4,000 meters of drilling over 27 holes.

During the period from February 2015 through May 31, 2015, we paid $800,000 in cash and as of May 31, 2015, a balance of $193,263 had been invoiced to us and was due and payable to the Contractor. As reported in Note 11 Subsequent Events below, the Company paid a further $380,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of the date of the issuance of this report, a balance of $124,146 had been invoiced to us and was due and payable to the Contractor for work performed and a further $261,860 work was outstanding to be performed under the terms of the contract. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding.
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
On November 5, 2014, we appointed Mr. Scott Hartman to our Board of Directors. In addition, Mr. Hartman also was appointed as Director of Mergers and Acquisitions. Mr. Hartman received a stock option grant under the Company's 2014 Stock Option Plan of 1,000,000 shares of common stock at $0.29 price per share. In addition, on December 4, 2014, we entered into an agreement with Mr. Scott Hartman as Director of Mergers and Acquisitions, pursuant to which he received 1,000,000 shares of common stock.  Moreover,  upon the closing of a fundamental transaction in which we or our properties are sold to third parties, Mr. Hartman would receive a successful efforts fee of 2% of the sales price, provided that the total fees payable by us in the transaction do not exceed 5%. Mr. Hartman was also a Director of the Company.

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
On February 11, 2015, Mr. Scott Hartman resigned as the Company's Chief Executive Officer but remained a Director of the Company and  Director of Mergers and Acquisitions. Mr. Hans H. Hertell, the Company's Chairman and President acted temporarily as the Company's principal executive officer. On April 22, 2015, Mr. Scott Hartman resigned as a Director of the Company and as Director of Mergers and Acquisition of the Company
Effective February 20, 2015, Mr. John Gildea, a director of the Company, was appointed as the Company's Chief Operating Officer and Mr. Ruben Fiquerado formerly the Company's Chief operating Officer, was appointed Director of Mexican Operations. The Company and Mr. Gildea entered into an oral arrangement under which Mr. Gildea will receive $5,000 per month as remuneration for his role as Chief Operating Officer.
On May 14, 2015, Mr. Chad Altieri resigned as a Director of the Company.

On June 25, 2015, the Board of Directors of the Company appointed John Gildea as the Company's Chief Executive Officer and on that same date, Mr. Gildea resigned as the Company's Chief Operating Officer. The Company and Mr. Gildea have entered into an oral arrangement pursuant to which Mr. Gildea will receive a monthly compensation of $8,000 for acting in such capacity. In addition, Mr. Gildea will receive an initial grant of common stock in the amount of 500,000 shares, and he will receive a quarterly common stock grant of 200,000 shares, subject to Board of Directors approval.
Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced continuing losses and as at May 31, 2015, have a working capital deficit of $6,585,059, accumulated losses of $55,978,765 recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months. Accordingly, the opinion of our auditors for the years ended May 31, 2015 and 2014 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

Our independent registered public accounting firm's report to our audited financial statements for the fiscal year ended May 31, 2015, indicates there are a number of factors that raise substantial doubt about our ability to continue as a going concern, including the amount of our past due convertible note obligations $1,068,925 and approximately $90,000 due to a former attorney under an arbitration award against us, which collectively total $1,158,925. If we are unable to pay our outstanding debt and continue our exploration and drilling program, it is likely that we will go out of business and our investors will lose all of their investments. We currently have minimal operations and are not generating any revenues.

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

For the fiscal years ended May 31, 2015 and May 31, 2014 respectively, we raised $1,800,000 and $747,000, through the issuance of convertible notes payable, $743,745 and $407,500 from the sale of shares of our common stock, $40,000 and $103,333 from the exercise of warrants, $65,000 and $0 from the exercise of stock options and $50,000 and $0 by way of related party debt. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

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

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. These terms may cause significant dilution to our shareholders. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if we do receive funding, to generate revenues in the future or to operate profitably in the future. We have incurred net losses in each fiscal year since inception of our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2015 COMPARED TO THE YEAR ENDED MAY 31, 2014

Revenue

We did not earn any revenues during the years ending May 31, 2015 and 2014.

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

Operating expenses

We incurred operating expenses in the amount of $4,851,708 and $3,841,129 during the years ended May 31, 2015 and 2014, respectively, an increase of $1,010,579.  The increase primarily related to the exploration expenses of $1,089,513 incurred during the twelve months ended May 31, 2015 relating to our new drilling program and proposed establishment of a limited production facility.

RTC Restructuring Agreement – Related Party

Pursuant to the RTC Restructuring Agreement that we entered into on January 30, 2014, the Company issued 1,250,000 shares of its preferred stock with a market value of $16,250,000 in return for certain considerations, all of which are described in detail above. With respect to the Restructuring Agreement, no value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company Owned Facility or the promissory note in these financial statements. Effective as of the date of the issuance of the preferred stock, the Company, RTC and PTH, were all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at this time. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements is dependent on the future ability to raise the future funding required and to successful development and implement their business plans which cannot be guaranteed at this time. Accordingly the realization of any future value from these rights and notes is highly uncertain at this time and accordingly no value has been assigned to them.

While the RTC agreement was terminated during the year ended May 31, 2015, under US GAAP rules, we are unable to recognize a credit for any reversal of this expense incurred in the prior period.

Operating Loss

We incurred an operating loss of $4,851,708 and $20,091,129 respectively for the twelve months ended May 31, 2015 and 2014 due to the factors discussed above.

Gain on Settlement of Accounts Payable
 Effective May 23, 2012, we amended our Settlement Agreement and Payment Agreement with our former attorneys. As result of the amendment, the payment of the initial installment of $403,554, originally due on May 24, 2012, was extended to July 24, 2012. In addition, commencing May 23, 2012, interest accrued on the amount due, which is $1,614,216, at the rate of 5% per annum. We were unable to make the scheduled payment of $403,554 and accrued interest on July 24, 2012 and defaulted under the terms of this agreement, and the entire amount, including interest, became due and payable. On October 1, 2012, we entered into a second amendment to our Settlement Agreement and Payment Agreement with our former attorneys effective July 23, 2012. As a result of the second amendment, the date for the payment of the initial installment of $403,554 was extended to December 1, 2012.
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
In addition, in October 2014, we settled liabilities with another firm of attorneys totaling $19,670 for a payment of $2,000 and consequently recognized a gain of $17,670 on the settlement of this liability.

Gain on Derivative Liability

During the twelve months ended May 31, 2015 we recognized a loss of $1,103,268 compared to a gain of $41,253 during the twelve months ended May 31, 2014 on derivative liabilities arising on convertible notes payable that we issued during these respective years. The variance between the two periods reflected the increase in the value of convertible notes issued and outstanding in the two periods, $1,800,000 were issued in the twelve months ended May 31, 2015 compared to $647,000 issued during the twelve months ended May 31, 2014, and the increased volatility of our share price in 2015 as compared to 2014.

Interest Expense

Interest expense for the years ended May 31, 2015 and 2014 was $1,632,775 and $517,234 respectively, an increase of $1,115,541. The increase was largely due to increase in the value of convertible notes issued and outstanding in the two period, $1,800,000 were issued in the twelve months ended May 31, 2015 compared to $647,000 issued during the twelve months ended May 31, 2014 and as a result interest expense and amortization of the debt discount increased in line with the additional principal balance of these convertible loan notes issued and outstanding.

Loss Before Income Taxes

We incurred losses before income taxes of $6,434,009 and $20,567,110 respectively for the twelve months ended May 31, 2015 and 2014 due to the factors discussed above.

Provision for Income Taxes

We incurred taxable losses in both the twelve months ended May 31, 2015 and 2014 and consequently no provision was required for income taxes in either year.

Net Loss

The Company incurred net losses of $6,434,009 and $20,567,110 respectively for the twelve months ended May 31, 2015 and 2014 due to the factors discussed above.

CASH FLOW INFORMATION FOR THE YEAR ENDED MAY 31, 2015 COMPARED TO THE YEAR ENDED MAY 31, 2014

Operating activities

Net cash flow used in operations in the year ended May 31, 2015 was $2,640,334 compared to $1,177,680 for year ended May 31, 2014, a decrease of $1,462,654.

During the year ended May 31, 2015, our net loss of $6,434,009 was reduced for cash flow purposes by net noncash gains and expenses of $3,517,666 and an increase in accounts payable and accrued expenses of 275,677 resulting in net cash of $2,640,344 being used in operating activities. By comparison, in the year ended May 31, 2014, our net loss was $20,567,110 which was offset for cash flow purposes by $3,346,500 in non-cash items and an increase in our net operating liabilities of $617,426 to arrive at net cash used in operations of $1,177,680.

Investing activities

Net cash flow generated by investing activities in the fiscal years ended May 31, 2015 and May 31, 2014 was $0 and $112,910 respectively. We neither generated nor used cash flow in investing activities during the year ended May 31, 2015. By comparison, during the twelve months ended May 31, 2014 we received a refund of certain fees previously paid in respect of our mining interests in Mexico.

Financing activities

Net cash flow generated from financing activities was $2,698,574 in the year ended May 31, 2015 compared to $1,157,833 for the year ended May 31, 2014, an increase of $1,540,741.

During the year ended May 31, 2015, we generated $1,800,000 from the issuance of convertible notes payable, $743,475 from the sale of shares of our common stock, $65,000 from the exercise of stock options, $50,000 by way of loan from related party and $40,000 from the exercise of warrants. By comparison, in the year ended May 31, 2014, we generated net cash of $647,000 from the issuance of convertible notes payable, $407,000 from the sale of shares of our common stock, and $103,333 through the exercise of our warrants.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is expected to be realized.  At May 31, 2015 and 2014, based upon its evaluation, the Company had a full valuation allowance against its deferred tax assets.

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

ITEM 8.              FINANCIAL STATEMENTS

The financial statements required by this Item are set forth on page 66 below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of fiscal year May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management has concluded that as of May 31, 2015, our internal control over financial reporting was not effective based on these criteria. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of May 31, 2015.
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

Name	Age	Title
John Gildea	43	Chief Executive Officer and Director
Hans H. Hertell	64	President and Director
David W. Burney	63	Director
Sheldon Baer	75	Director
Daniel H. Luciano	63	Director
(Daniel) Moon Joon Sikk	67	Former President and Director
Michael Volkov	57	Director
David Cutler	59	Chief Financial Officer

John Gildea. Mr. Gildea was appointed to the Company's Board of Directors on January 6, 2011. On February 20, 2015, Mr. Gildea was appointed Chief Operating Officer of the Company, and on June 25, 2015, he was appointed Chief Executive Officer of the Company and concurrently resigned as Chief Operating Officer. From 1998 to 2007, Mr. Gildea worked in various capacities with Allied Irish Bank plc. In 2007, Mr. Gildea is the founder and Director of SGG Enterprises, Dublin, Ireland, which provides venture capital and management restructuring services, to public and private companies.

Hans H Hertell. Mr. Hertel is an attorney with over 30 years' experience in government, public affairs, business, and banking, Ambassador Hans H. Hertell was sworn in as the United States Ambassador to the Dominican Republic on November 8, 2001. At the time, the Dominican Republic was the fourth largest trading partner of the United States in the Western Hemisphere after Canada, Brazil and Mexico and the largest economy in Central America and the Caribbean. When he finished his tour on May 1, 2007, Ambassador Hertell was the second longest serving U.S. Ambassador in the world.

Since 2008 to the present, he has been Chairman and Chief Executive Officer of the Hertell Group LLC, and international merchant banking and consulting company with offices in San Juan, Puerto Rico. From 1992 to 1996 Ambassador Hertell was Managing Director of Latin America and the Caribbean for Black, Kelly, Scruggs and Healey, a government and public affairs company based in Washington, D.C. He was responsible for all aspects of the firm's activities in Latin America and the Caribbean. In that capacity, Ambassador Hertell represented several Fortune 50 companies as well as governments in the region. Previously, he was Chief Executive Officer and Chairman of Ponce Federal Bank (NYSE), one of the largest publicly traded corporations in the Caribbean, with $1.3 billion in assets. Ambassador Hertell was also one of the founding partners of the third largest full service law firm in Puerto Rico, Goldman, Antonetti, Ferraiuoli, Axtmayer and Hertell.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

Set forth below in the Summary Compensation Table are the particulars of compensation paid to the following persons:

-	our principal executive officer;
-	our principal financial officer
-	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the fiscal year ended May 31, 2015; and
-	who we will collectively refer to as the "Named Executive Officers" for the fiscal year ended May 31, 2015.

The following Summary Compensation Table summarizes the total compensation awarded to, earned by, or paid to our Named Executive Officers for all services rendered in all capacities to us for during the fiscal years ended May 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Non-Qualified Compensation Deferred Earnings	All Other Compensation
position	Ended	($)	($)	($)	($)	($)	($)	($)	Total ($)
Gennaro (Jerry) Pane, Former CEO (1)	2015	0	0	0	0	0	0	72,580	72,580
	2014	0	0	0	0	0	0	96,744	96,744
David Cutler, CFO (2)	2014	0	0	0	254,172	0	0	60,000	314,172
	2013	0	0	0	90,884	0	0	60,000	150,844
Juan Serrat, COO (3)	2015	180,000	60,000	0	0	0	0	0	240,000
	2014	180,000	60,000	0	0	0	0	0	240,000
Ruben Fiqueredo, CTO (4)	2015	180,000	60,000	0	0	0	0	0	240,000
	2014	180,000	60,000	0	0	0	0	0	240,000
Hans Hertell, President (5)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	1,530,000	1.530,000
John Gildea, COO(6)	2015	5,000	0	0	0	0	0	0	5,000
	2014	0	0	0	0	0	0	0	0

 (1) Mr. Pane was appointed as our Chief Executive Officer on October 3, 2011. During the period from June 1, 2014 to his resignation on January 9, 2015, we paid $60,000 as an unaccountable expense allowance and accrued $12,580. During the twelve months ended May 31, 2014, Mr. Pane received cash advances totaling $96,744 as an unaccountable expense allowance. Effective November 2013. Mr. Pane received $10,000 month from the Company as an unaccountable expense allowance while he was our CEO

(2) Mr. Cutler was appointed as our Chief Financial Officer on November 29, 2011. On July 17, 2013, Mr. Cutler resigned as our Chief Financial Officer and was subsequently reappointed as our Chief Financial Officer on October 16, 3013. As consideration for his services in such capacity, Mr. Cutler was paid a monthly consulting fee of $5,000 and was granted five year, fully vested, stock options to purchase 500,000 shares of our common stock at $0.19 per share in 2014 and 1,000,000 shares of occur common stock at $0.28 per share in 2015.

(3) Mr. Serrat was appointed our Chief Operating Officer on May 11, 2012. Mr. Serrat is to be paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. Payment of the salary is deferred until the Company receives sufficient funding to support the salary requirement. We have accrued amounts due to Mr. Serrat. On August 13, 2015, the Company entered into a Settlement Agreement with Mr. Serrat pursuant to which all amounts accrued were cancelled in exchange for certain considerations whereby we issued to Mr. Serrat 1 million shares of our common stock and 1 million, five year stock options with an exercise price of $007 in full and final settlement of any and all balance owed to him by the Company.

(4) Mr. Fiqueredo was appointed our Chief Technical Officer on May 11, 2012. Mr. Fiqueredo is paid an annual salary of $180,000 and entitled to an annual bonus of $60,000. Payment of the salary is deferred until the Company receives sufficient funding to support the salary requirement. We have accrued amounts due to Mr. Fiqueredo. On August 13, 2015, the Company entered into a Settlement Agreement with Mr. Fiqueredo whereby we issued Mr. Fiquerado 1 million shares of our common stock and 1 million, five year stock options with an exercise price of $007 in full and final settlement of any and all balance owed to him by the Company.

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
(6) Mr. Gildea was appointed as the Company's Chief Operating Officer effective February 20, 2015. The Company and Mr. Gildea entered into an oral arrangement under which Mr. Gildea will receive $5,000 per month as remuneration for his role as Chief Operating Officer. On June 25, 2015, the Board of Directors of the Company appointed John Gildea as the Company's Chief Executive Officer and on that same date, Mr. Gildea resigned as the Company's Chief Operating Officer. The Company and Mr. Gildea have entered into an oral arrangement pursuant to which Mr. Gildea will receive a monthly compensation of $8,000 for acting in such capacity. In addition, Mr. Gildea will receive an initial grant of common stock in the amount of 500,000 shares, and he will receive a quarterly common stock grant of 200,000 shares, subject to Board of Directors approval.
During fiscal year 2015, in addition to the above, the Company has retained (i) a geologist, who also is a director, to provide various geological consulting services to the Company at a rate of $8,000 a month and (ii) an attorney, who also is a director, to provide various legal services to Company at a rate of $4,000 per month.

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

Director Compensation

Except as stated herein, the directors receive no monetary compensation for their work for the Company during the year ended May 31, 2015.

The following Director Compensation Table lists all compensation (cash, equity or other) received by each person in their respective capacity as a director during the fiscal year ended May 31, 2015:

Name	Fees Earned or Paid in Cash $	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David W. Burney	-	55,000	-	-	-	-	55,000
Gennaro (Jerry) Pane	-	55,000	-	-	-	-	55,000
Sheldon Baer	-	55,000	-	-	-	-	55,000
Daniel Luciano	-	55,000	-	-	-	-	55,000
John Gildea	-	55,000	-	-	-	-	55,000
(Daniel) Moon Joon Sikk	-	55,000	-	-	-	-	55,000
Chad Altieri	-	55,000	-	-	-	-	55,000
Hans H. Hertell	-	55,000	-	-	-	-	55,000
Michael Volkow	-	55,000	-	-	-	-	55,000
Scott Hartman (2)	-	-	263,600	-	-	-	263,600

(1)   On August 27, 2014, we issued 2,250,000 shares of our common stock valued as $495,000 as compensation to our directors. Each of our directors at the time received 250,000 shares of common stock.
(2)   Mr. Scott Hartman was appointed a director on November 5, 2014. Mr. Hartman was granted five year, fully vested, stock options to purchase 1,000,000 shares of our common stock at $0.28 per share under the Company's 2014 Stock Option Plan. Under this plan, these options expired 90 days following his termination.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.

As of September 14, 2015, there were a total of 190,087,480 shares of our common stock issued and outstanding and 16 million outstanding stock options.

Subject to the foregoing, the following table describes the beneficial ownership of our voting securities as of September 8, 2015 by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. In addition, the Common Stock includes the Preferred Stock on an "as converted" basis.  Unless otherwise stated, the address of each individual is our address, 242A West Valley Brook Road, Califon, New Jersey, 07830. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class*
Officer and Directors

Sheldon Baer(2)	Common	2,736,395	1.3%
Dave Burney(3)	Common	2,610,000	1.3%
Daniel H. Luciano(4)	Common	2,094,000	1.0%
John Gildea(5)	Common	2,500,000	1.2%
(Daniel) Moon Joon Sikk(6)	Common	1,750,000	0.8%
Hans H. Hertell(7)	Common	10,500,000	5.1%
Michael Volkov(8)	Common	1,250,000	0.6%
David Cutler (9)	Common	1,500,000	0.7%
All officers and directors (8 persons)	Common	24,940,935	12.1%

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
(2)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,736,395 shares held by the reporting person.
(3)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,610,000 shares held by the reporting person.
(4)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,094,000 shares of common stock owned by the reporting person.
(5)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 1,500,000 shares of common stock owned by the reporting person.
(6)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 750,000 shares of common stock owned by the reporting person.
(7)  Represents (i) stock options to acquire 1,000,000 shares held by the reporting person, (ii) 500,000 shares held by the reporting person and (iii) 9,000,000 shares of common stock issuable to the Hertell Group, LLC under a consulting agreement with the Company. Mr. Hertell is Chairman and Chief Executive Officer of The Hertell Group LLC.
(8)  Represents stock options to acquire 1,000,000 shares held by the reporting person and 250,000 shares held by the reporting person.
(9)  Represents stock options to acquire 1,500,000 shares held by the reporting person.

Securities Authorized for Issuance Under Equity Compensation Plans

Details of securities authorized for issuance under equity compensation plans are provided in Item 5-Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

As of May 31, 2015, 16,000,000 stock options remain outstanding, of which 10,000,000 are held by former and existing directors, 5,000,000 are held by former or existing officers of the Company and 1,000,000 held by an advisory board member to the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended May 31, 2015, we issued:
-	2,250,000 shares of our common stock valued as $495,000 as compensation to our directors. Each of our nine directors at the time received 250,000 shares of common stock.
-	1,000,000 shares of our common stock, valued at $280,000, and a 1,000,000 fully vested stock options with an exercise price of $0.29, valued at $263,600, as compensation to a newly appointed director of ours. The 1,000,000 stock grant is compensation for acting as Director of Mergers and Acquisitions. The 1,000,000 stock options is due to his appointment to the Company's Board of Directors.
-	1,000,000 fully vested stock options with an exercise price of $0.23, valued at $206,958, were issued to a Mexican national appointed to our advisory board to assist the Company with its operations in Mexico, including regulatory affairs.
-	1,000,000 shares of our common stock, valued at $300,000 were issued to a new member of our advisory board.
-	1,000,000 fully vested stock options with an exercise price of $0.28, valued at $254,172, were issued to an officer of the Company.
On November 13, 2014, we received an, unsecured loan from our former Chairman and Chief Executive Officer in the amount of $25,000.  We received a further an unsecured loan of $25,000 from this former officer and director on December 3, 2014 and as on the date of the report, the balance due to this former officer and director is $50,000.
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
Termination of Agreement with RTC
As stated elsewhere herein, on January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. This transaction involved a former officer and director of the Company and a former director of the Company.
PTH failed to pay the $5,000,000 due under the Promissory Note and such failure continues as of the date of this report. The Company believes that the failure of RTC constitutes a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it has rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125 million shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As a result of these actions, and in view of the purported conversion notice received from RTC, it is conceivable RTC or related parties may initiate litigation against the Company seeking the enforcement of the Restructuring Agreement (including the rights to the Preferred Stock and/or common stock) and/or the original Stock Exchange Agreement, among other demands. In the event litigation results in these matters, the Company intends to aggressively defend its position against such claims. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As discussed in "PART I, Item 3 – Legal Proceedings" above, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").  Please refer to that disclosure for a complete description of this matter.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2015 and 2014:

Fee Category	Fiscal Year 2015 Fees	Fiscal Year 2014 Fees
Audit Fees	$30,000	$39,500
Audit Related Fees	-	-
Tax Fees	-	3,000
All Other Fees	-	-
Total Fees	$30,000	$42,500
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
MAY 31, 2015

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 John Scrudato CPA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 U.S. Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of U. S. Precious Metals, Inc. and subsidiary company (an exploration stage company) as of May 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Precious Metals, Inc. and subsidiary at May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that U.S. Precious Metals, Inc. and subsidiary will continue as a going concern. As more fully described in Note 3, at May 31, 2015 the Company had no established source of revenues, a working capital deficit and had accumulated losses at May 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
 September 11, 2015

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Oversight Board

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS
Current Assets:
Cash	$179,895	$121,754
Prepaid and other current assets	32,762	23,802
Total current assets	212,657	145,556

Fixed Assets, net	15,432	25,543

Investment in mining rights and other	44,106	44,437

Total Assets	$272,195	$215,536

LIABILITES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,479,667	$3,457,557
Convertible notes payable, net of debt discount	1,717,860	1,262,298
Derivative liability	2,600,189	-
Total current liabilities	6,797,716	4,719,855

Long Term Liabilities
Convertible notes payable, net of debt discount	42,475	34,472
Derivative liability on long term convertible note payable	528,409	149,674
Total long term liabilities	570,884	184,146

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value: 0 and 1,250,000 shares issued or outstanding, respectively	-	13
Common stock: authorized 325,000,000 and 150,000,000 respectively, of $0.00001 par value, 164,573,557 and 143,748,746 shares issued and outstanding, respectively	1,646	1,437
Additional paid in capital	48,880,714	44,854,841
Deficit accumulated	(55,978,765)	(49,544,756)
Total stockholders' deficit	(7,096,405)	(4,688,465)

Total Liabilities and Stockholders' Deficit	$272,195	$215,356

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2015	2014

Revenues	$-	$-

General and administrative expenses	4,851,708	3,841,129
RTC restructuring agreement – related party	-	16,250,000
Operating Loss	(4,851,708)	(20,091,129)

Other Income (Expense):
Gain on settlement of accounts payable	1,153,742	-
Gain (loss) on revaluation of derivative liabilities	(1,103,268)	41,253
Interest expense	(1,632,775)	(517,234)
Net other expense	(1,582,301)	(213,054)

Loss before income taxes	(6,434,009)	(20,567,110)

Provision for income taxes	-	-

Net Loss	$(6,434,009)	$(20,567,110)

Net Loss per Share - Basic and Diluted	$(0.04)	$(0.15)

Weighted Average Number of Shares Outstanding - Basic and Diluted	157,354,622	133,822,022

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS METALS, INC.
(An Exploration Stage Company)
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 31 2013	-	$-	121,781,244	$1,218	$25,325,355	$(28,977,646)	$(3,651,073)

RTC restructuring agreement – related party	1,250,000	13	-	-	16,249,987	-	16,250,000
Shares issued for cash	-	-	4,800,000	48	407,452	-	407,500
Shares issued as compensation	-	-	2,250,000	22	382,478	-	382,500
Shares issued for services	-	-	9,450,000	94	1,601,906	-	1,602,000
Notes payable converted for shares	-	-	4,600,835	46	482,255	-	482,301
Warrants exercised	-	-	866,667	9	103,324	-	103,333
Stock options issued	-	-	-	-	302,084	-	302,084
Net loss for the year	-	-	-	-	-	(20,567,110)	(20,567,110)

Balance, May 31, 2014	1,250,000	13	143,748,746	1,437	44,854,841	(49,544,756)	(4,688,465)

Shares issued for cash	-	-	7,921,667	79	743,396	-	743,475
Shares issued for compensation	-	-	3,250,000	33	774,967	-	775,000
Shares issued for services	-	-	2,050,000	21	601,479	-	601,500
Notes payable converted for shares	-	-	5,703,144	57	918,307	-	918,364
Accounts payable converted for shares	-	-	600,000	6	157,994	-	158,000
Warrants exercised	-	-	300,000	3	39,997	-	40,000
Stock options issued	-	-	-	-	724,730	-	724,730
Stock options exercised	-	-	1,000,000	10	64,990	-	65,000
Termination of RTC restructuring agreement	(1,250,000)	(13)	-	-	13	-	-
Net loss for the year	-	-	-	-	-	(6,434,009)	(6,434,009)

Balance, May 31, 2015	-	$-	164,573,557	$1,646	$48,880,714	$(55,978,765)	$(7,096,405)

The accompanying notes are an integral part of these financial statements.

U.S. PRECIOUS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2015	2014
Operating Activities:
Net Loss	$(6,434,009)	$(20,567,110)
Adjustments required to reconcile net loss to net cash consumed by operating activities:

(Income) charges not requiring the use of cash:
Depreciation	10,111	10,110
RTC restructuring agreement – related party	-	16,250,000
Gain on settlement of accounts payable	(1,153,742)	-
Stock and stock option based compensation	2,092,270	2,286,583
Loss on origination of derivative liability	700,384	124,572
(Gain) or loss on revaluation of derivative liability	1,103,268	(41,253)
Amortization of debt discount	643,561	142,091
Accrued interest on convertible notes payable and 2013 adjustment	121,815	125,513

Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(15,040)
Deposits	332	76
Accounts payable and accrued expenses	275,676	506,879
Net Cash Used in Operating Activities	(2,640,334)	(1,177,680)

Investing Activities:
Refund of fees paid for mining rights	-	112,910
Net Cash Provided by (Used in) Investing Activities	-	112,910

Financing Activities:
Proceeds from sales of common stock	743,475	407,500
Proceeds from exercises of warrants	40,000	103,333
Proceeds from issuance of stock options	65,000	-
Proceeds from related party loan	50,000	-
Proceeds from issuance convertible notes payable	1,800,000	647,000
Net Cash Provided by Financing Activities	2,698,475	1,157,833

Net increase (decrease) in cash balance	58,141	93,063

Cash balance, beginning of period	121,754	28,691

Cash balance, end of period	$179,895	$121,754

The accompanying notes are an integral part of these financial statements

U.S. PRECIOUS METALS, INC.
(AN EXPLORATION COMPANY)
FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015 AND 2014

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

The Plasma Plant and Plasma Processing.
It was represented to us that PP LP owned the right to operate a plasma processing facility located in 29 Palms, California, the plant took three years to build and is permitted to process ore concentrate. Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. At the time of the transaction, the plant was not in commercial production.  The parties at the time believed that initial upgrades to the facilitywould commence within 90 to 120 days which would enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.  These upgrades were subject to PP LP raising funds sufficient to complete necessary improvements to its plasma processing plant.

Plasmafication™ Toll Processing Agreement.
The Toll Processing Agreement between PP LP and RTC required PP LP to deliver a range of services, including the Plasmafication™   of the RTC concentrate from the ore supply contracts. These services would be provided at the sole cost and expense of PP LP. The agreement required an initial processing capacity of 5 tons/day of RTC concentrate for approximately 200 days per annum. PP LP was required to upgrade its current plant to achieve this processing rate which as mentioned above was expected to occur within 90 to 120 days. These upgrades were expected to bring the total processing rate of the plant to about 9 tons/day. The agreement allowed for an increased capacity to process 10 tons/day of RTC concentrate for approximately 300 days per annum. In order to achieve this rate, total plant capacity would need to be increased to about 29 tons/day.

PP LP guaranteed a benchmark run of 5 tons/day for 20 consecutive days ("Benchmark Run") with a minimum value of $50,000 (net to RTC) per ton using the RTC concentrate (or a total of $5,000,000 in net proceeds to RTC) from the existing ore supply contracts. The guarantee is limited to the proportionate reduction of the number of shares of USPR common stock issuable to the RTC shareholders (as described below). The completion date for the Benchmark Run was June 1, 2014.

Share Exchange Agreement.
As stated above, pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of RTC ("RTC Shares") from the RTC shareholders in exchange for 300 million shares of common stock of the Company. The transaction shares were to be held in escrow, however, voting rights would remain with the named party. The agreement further provided that if the Benchmark Run did not yield net cash proceeds of $5 million to RTC, then the number of exchange shares in total would be proportionately reduced. The closing of the transactions contemplated by the Agreement was expected to occur no later than June 1, 2014. The agreement contained customary representations and warranties by all parties. On September 10, 2013, the Company amended the Share Exchange Agreement with RTC and the RTC shareholders. Under the amendment, the parties agreed to reduce the number of "Exchange Shares" as defined in Section 4.01 of the Agreement (issuable to the RTC shareholders) from 300,000,000 shares of USPR common stock to 290,000,000 shares of USPR common stock.

We were informed that the RTC shareholders are Wolz International, LLC ("Wolz"), which owns 50%, Titan Productions, Inc. ("Titan"), which owns 25%, and Mercury6, LP ("Mercury6") which owns 25%. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock.  We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, is the sole owner of Mercury. In addition, we were informed that Messrs Pane and Altieri owned or controlled limited partnership interests in PP LP.

Restructuring Agreement with RTC

On January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). As mentioned above, it was represented that PTH was an affiliate of RTC and it owned and operated a plasma processing plant located in 29 Palms, California which employs the Plasmafication™ technology ("Plasma Plant").

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

The Restructuring Agreement and related agreements and instruments contained the following material terms and conditions, among others:

Processing Rights.
Under the terms of the Restructuring Agreement, PTH agreed to process the Company's ore concentrate at its Plasma Plant five (5) days per month for each month during a term agreed by the parties. The term begins with the date that the Plasma Plant is ready to commence commercial operations at the processing rate of 5 tons/day and terminating on the date that the Company Plasma Facility (defined below) is fully permitted and ready to commence commercial operations at a processing rate of 10 tons/day. PTH informed the Company that it expected to be fully operational during the fourth calendar quarter of 2014. The Company agreed to pay its ratable share of PTH overhead and direct costs as set forth in the agreement, and apart from the foregoing, PTH would not receive any royalty or other fee.

Licensing Rights.
Under the Technology Licensing Agreement, PTH granted the Company a non-exclusive, royalty free license to use PTH's Plasmafication™ technology for a term of 25 years. The technology covers and relates to the construction and use of a Company owned plasma plant described below. The Licensing Agreement was subject to other customary terms and conditions.

Construction of a Company Owned Plasma Plant.
Under the Equipment Purchase Agreement, PTH agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility"). The plant was to be constructed on an actual costs basis without markup by PTH, and PTH also agreed to pay for 1/3rd of the construction costs. The estimated costs of construction for the Company Facility was approximately $18 million. The parties intended to formulate in the near future a draw schedule which would detail construction and payment milestones, however, in order to initiate the construction process, the Company would have been be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH agreed to assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company was required to bear the related costs. Upon completion of the facility, the Company would own 100% of the Company Facility, however, any Licensed Technical Information will be subject to the Licensing Agreement.

In addition, the parties would be required to enter into an operating and maintenance agreement which would address the operation and maintenance of the Company Owned Plasma Plant.

Promissory Note.

As a material inducement for the Company to enter into the Restructuring Agreement, PTH delivered to the Company a Promissory Note in the principal amount is $5 million. The note was payable on or before January 30, 2015 with no interest prior to the payment due date. The promissory note provided for certain conditions set forth therein.

No value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company Owned Plant or Promissory Note in these financial statements. Effective as the date of this agreement, the Company, RTC and PTH, were all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at rge time the agreements were signed. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements wasdependent on their ability to raise the future funding required and to successfully develop and implement their business plans which could not be guaranteed at the time the agreements were signed. Accordingly the realization of any future value from these rights and notes was highly uncertain at the time the agreements were signed and accordingly no value was assigned to them.

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

As mention above, the Company was informed that the RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders,  Wolz would have receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock, and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock. We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer of Wolz and owned approximately 51% of Wolz, and Chad Altieri, our former Board member, is the sole officer and owner of Mercury.  In addition, we were informed that Mr. Pane was a managing member of PTH and Messrs Pane and Altieri owned or controlled approximately 20% and 8%, respectively of PTH.

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

After giving effect to the conversion of the Preferred Stock by RTC, RTC would own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders were Wolz International, LLC (" Wolz ") owning 50% of RTC, Titan Productions, Inc. (" Titan ") owning 25% of RTC, and Mercury6, LP (" Mercury6 ") owning 25% of RTC. Wolz received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury received 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). Mr. Gennaro Pane, our former Chairman and Chief Executive Officer,was an officer and a member of Wolz owning 51% of that company, and Chad Altieri, our former Board member, was the sole owner of Mercury.

Termination of Agreement with RTC

PTH failed to pay the $5,000,000 due under the Promissory Note and such failure continues as of the date of this report. The Company believes that the failure of RTC constituted a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125,000,000 shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As a result of these actions, and in view of the purported conversion notice received from RTC, it is conceivable RTC or related parties may initiate litigation against the Company seeking the enforcement of the Restructuring Agreement (including the rights to the Preferred Stock and/or common stock) and/or the original Stock Exchange Agreement, among other demands. In the event litigation results in these matters, the Company intends to aggressively defend its position against such claims. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As disclosed in Note 11 Subsequent Events below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").  Please refer to Note 11 for a complete discussion of the matter.

Mining Services Agreement with Mesa Acquisition Group LLC

On May 22, 2013, US Precious Metals, Inc. ("Company") entered into a Mining Services Agreement with Mesa Acquisitions Group, LLC, a Florida limited liability company ("Contractor"), in association with Alba Petroleos De El Salvador Sem De CV, a Venezuelan company. Under the agreement, Contractor has agreed to perform certain mining services on a portion of the Company's Mexican mining concessions (Solidaridad I & II mining concessions (or approximately 5,000 acres)). These services were to be performed the various mining services in three, separate phases described below:

●  Phase 1 required the immediate commission of high-tech satellite imaging to identify mineralization and confirm the two previous drilling campaigns on the mining concessions known as Solidaridad I and/or Solidaridad II.

The estimated costs of Phase 1 was approximately $400,000.

●  Phase 2 required the development of the necessary infrastructure to conduct full scale mining operations on the Solidaridad I and/or Solidaridad II mining concessions, including limited exploration, establishment of roads, water, power (electricity) and staging area for employees on site.

The estimated costs of Phase 2 was approximately $10 million.

●  Phase 3 required the construction of a processing plant to process the ore, which will be owned by the Company and the performance of all surface and underground mining operations.

The estimated costs for the construction of the processing plant was approximately $40 million.

Contractor is responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. Actual mining costs will be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

As consideration for the mining services, Contractor was to receive the following consideration from the Company:

Phase 1 and Phase 2. As consideration for completion of Phases 1 and 2, the Company agreed to issue to Contractor 10 million shares of its common stock. The Company issued the common stock to the Contractor, however, the Contractor failed to perform all of the required services under Phase 1 and Phase 2.

Phase 3. As consideration for completion of Phase 3, Contractor would earn a 30% revenue interest in the revenues resulting from the sale of the ore, subject to it paying its proportionate share of the milling expenses. If Contractor fails to perform or elects not to perform Phase 3 for any reason within 12 months from the completion of Phase 2, Contractor will forfeit all rights to the project.

In addition to the consideration stated above, as a further inducement for Contractor to enter into the Mining Services Agreement, the Company's former Chairman has agreed to issue to Contractor an additional 5 million shares of our common stock.  This is not a Company obligation but will be treated as a capital contribution and will occur after completion of development under separate agreement.

The parties are obligated to share in the milling and processing costs and revenues generated from any ore processing on a proportionate basis that is 70% to the Company and 30% to Contractor. The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement are not complete, and are qualified in their entirety by reference to each agreement which is an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013 filed with the Securities and Exchange Commission on September 16, 2013.

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

As at the date of this report, communications with Mesa Acquisition Group LLC has ceased and no further operations have been undertaken under the Mining Service Agreement. It is not clear, if, or when, any further work will be performed under the terms of this agreement.

New Production and Drilling Programs
In May 2014, we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August and September 2014, we made a two further deposits of $21,250 and $75,000, respectively, under the terms of the sales proposal. As at the date of this report, no progress has taken place in respect of this project.

In February 2015, we entered into a further contract with the same contractor to drill 5,000 meters for $1,762,047, $195,790 payable in stock and the balance of $1,566,257 payable in cash.

Pursuant to the drilling program we have completed approximately 4,000 meters of drilling over 27 holes.

During the period from February 2015 through May 31, 2015, we paid $800,000 in cash and as of May 31, 2015, a balance of $193,263 had been invoiced to us and was due and payable to the Contractor. As reported in Note 11 Subsequent Events below, the Company paid a further $380,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of the date of the issuance of this report, a balance of $124,146 had been invoiced to us and was due and payable to the Contractor for work performed and a further $261,860 work was outstanding to be performed under the terms of the contract. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding.
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
On June 24, 2014, the Company and Dr. Edgar Choueiri entered into a Consulting Agreement, pursuant to which Dr. Choueiri agreed to provide certain consulting services to the Company with respect to plasma processing. The agreement was on a month to month basis, and Dr. Choueiri, among other terms, would receive a remuneration of $4,000 per month. In addition, in connection with the agreement, Dr. Choueiri resigned from the Board of Directors of the Company. Payments under this agreement have subsequently ceased.
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

On November 5, 2013, we appointed Mr. Scott Hartman to our Board of Directors. In addition, Mr. Hartman also was appointed as Director of Mergers and Acquisitions. Mr. Hartman received a stock option grant under the Company's 2014 Stock Option Plan of 1,000,000 shares of common stock at $0.29 price per share. In addition, on December 4, 2014, we entered into an agreement with Mr. Scott Hartman as Director of Mergers and Acquisitions, pursuant to which he received 1,000,000 shares of common stock.  Moreover,  upon the closing of a fundamental transaction in which we or our properties are sold to third parties, Mr. Hartman was to receive a successful efforts fee of 2% of the sales price, provided that the total fees payable by us in the transaction do not exceed 5%. Mr. Hartman was also a Director of the Company.
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
On February 11, 2015, Mr. Scott Hartman resigned as the Company's Chief Executive Officer but remained a Director of the Company and  Director of Mergers and Acquisitions. Mr. Hans H. Hertell, the Company's Chairman and President acted temporarily as the Company's principal executive officer. On April 22, 2015, Mr. Scott Hartman resigned as a Director of the Company and as Director of Mergers and Acquisition of the Company
Effective February 20, 2015, Mr. John Gildea, a director of the Company, was appointed as the Company's Chief Operating Officer and Mr. Ruben Fiquerado was appointed Director of Mexican Operations. The Company and Mr. Gildea entered into an oral arrangement under which Mr. Gildea will receive $5,000 per month as remuneration for his role as Chief Operating Officer.
On May 14, 2015, Mr. Chad Altieri resigned as a Director of the Company.
On June 25, 2015, the Board of Directors of the Company appointed John Gildea as the Company's Chief Executive Officer and on that same date, Mr. Gildea resigned as the Company's Chief Operating Officer.
 The Company and Mr. Gildea have entered into an oral arrangement pursuant to which Mr. Gildea will receive a monthly compensation of $8,000 for acting in such capacity. In addition, Mr. Gildea will receive an initial grant of common stock in the amount of 500,000 shares, and he will receive a quarterly common stock grant of 200,000 shares, subject to Board of Directors approval.
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

In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of May 31, 2015, none of our mineralized material met the definition of proven or probable reserves.

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

Financial Instruments
The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated their carrying value as generally their interest rates reflected our effective annual borrowing rate.

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

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables, accruals and convertible notes payable.  The carrying values of cash and cash equivalents, prepaid expenses, payables, accruals and convertible notes payable approximate their fair value due to their short maturities.

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

As of May 31, 2015, none of the mine concessions met the requirements for qualification as having proven reserves.

Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the years ended May 31, 2015 and 2014.

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

Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with ASC Topic 260), Earnings Per Share, which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  At May 31, 2014 and 2013 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the years ended May 31, 2015 and 2014.

Other Comprehensive Income (Loss)
The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended May 31, 2015 and 2014, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting
Management treats the operation of the Company as one segment.

New Accounting Pronouncements
The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

3.            GOING CONCERN AND LIQUIDITY

We have experienced continuing losses since Inception (January 21, 1998), and as at May 31, 2015, have a working capital deficit of $6,585,059, accumulated losses of $55,978,765, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As at May 31, 2015, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $518,916, totaling $1,068,916.

In addition, we owe a former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.

At the time of this report, we do not have the funding available to repay the convertible promissory notes or pay the arbitration award to the other former attorney.

These conditions raise substantial doubt about our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended May 31, 2015 and 2014, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets and to initiate a renegotiation of the terms of scheduled repayments to our creditors.

4.            SUPPLEMENTAL CASHFLOWS INFORMATION

	Year Ended May 31,
	2015	2014

Income taxes paid	$-	$-
Interest paid	$-	$-

Liabilities settled for shares of common stock

4,600,835 shares of common stock issued on conversion of	$-	$482,301
$317,080 notes payable, $21,137 accrued interest, $174,186
debt discount and $320,271 derivative liability.
5,703,144 shares of common stock issued on conversion of $467,781 notes payable, $34,000 accrued interest, $156,711 debt discount and $573,295 derivative liabilities.	918,365	-

600,000 shares of common stock issued as partial settlements of accounts payable	158,000	-

Total liabilities settled for shares of common stock	$1,076,365	$482,301

5.            FIXED ASSETS

As at May 31, 2015 and 2014, fixed assets consisted of the following:

	May 31, 2015	May 31, 2014
Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total fixed assets - cost	134,392	134,392
Less accumulated depreciation	(118,960)	(108,849)

Total fixed assets - net	$15,432	$25,543

Depreciation expense was $10,111 and $10,110 for the twelve months ended May 31, 2015 and 2014 respectively.

 6.            CONVERTIBLE NOTES PAYABLE
	Principal Balance	Loan Discount	Accrued Interest	Total

May 31, 2013	$575,000	$-	$355,923	$930,923
Issued in the year	676,000	(414,726)	-	261,280
Converted into shares of common stock	(317,080)	174,181	(20,137)	(163,036)
Amortization of debt discount	-	142,091	-	142,091
Interest accrued	-	-	125,512	125,512
May 31, 2014	933,920	(98,448)	461,298	1,296,770
Issued in the year	1,800,000	(1,756,741)	-
Converted into shares of common stock	(467,781)	156,711	(34,000)	(345,070)
Amortization of debt discount	-	643,561	-	643,561
Interest accrued	-	-	121,815	121,815
May 31, 2015	2,266,139	(1,054,917)	549,113	1,760,334

Less long term	(238,889)	218,414	(22,000)	(42,474)

Short term	$2,027,250	$(836,503)	$527,113	$1,717,860

Convertible Notes Payable in Default

As at May 31, 2015, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000, together with accrued interest of $518,915, totaling $1,068,915. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.
on September 30, 2013, a holder of our convertible notes served us with a lawsuit. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction.

Convertible Notes Payable – Current Year Activity

During the year ended May 31, 2015, the Company issued eight additional convertible notes payable for $1,800,000, and settled three previously outstanding convertible notes payable and their related debt discount, accrued interest and derivative liabilities totaling $918,365 through the issuance of a total of 5,703,144 shares of our common stock as follows:

Convertible Note Payable – Lender A

On September 26, 2013, we entered into a convertible promissory note with a maximum amount of $300,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $270,000 with the balance of $30,000 representing a discount on issue.
Tranche One
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
We valued the conversion feature at origination at $259,659 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month term to maturity, risk free interest rate of 0.34% and annualized volatility of 143%. $150,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $109,659 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
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
Tranche Two
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
 We valued the conversion feature at origination at $42,385 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 month term to maturity, risk free interest rate of 0.25% and annualized volatility of 128%. $30,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $12,385 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
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
At May 31, 2014, we revalued the conversion feature of the remaining balance of $132,920 principal and interest outstanding using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 16 month term, risk free interest rate of 0.195% and annualized volatility of 120%  and determined that, since the previous revaluation, the fair value of our remaining derivative liability had decreased by $27,310 to $146,674 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

Tranche Three

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

We valued the conversion feature at origination at $112,164 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 18 term month to maturity, risk free interest rate of 0.52% and annualized volatility of 123%. $75,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $37,164 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At November 30, 2014, we revalued the conversion feature of the entire $83,333 convertible debenture using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.45% and annualized volatility of 117% and determined that the fair value of our derivative liability had decreased by $4,057 to $108,107 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
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
At February 28, 2015, we revalued the conversion feature of the entire $83,333 convertible debenture and the accrued interest of $10,000 using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.4312% and annualized volatility of 105% and determined that the fair value of our derivative liability had decreased by $3,799 to $117,717 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
Between March 3, 2015 and April 24, 2015, the holder made 4 separate conversion requests and converted the entire principal balance of $83,333 and accrued interest of $10,000 into a total of 1,335,141 shares of our common stock upon such conversions in full repayment of this tranche of the note payable.
On each partial settlement, we revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock on partial settlement of the note, we transferred the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt

Tranche Four
On December 17, 2014, we received a further net advance for $75,000 under the terms of the note.
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
We valued the conversion feature at origination at $101,931 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 month term to maturity, risk free interest rate of 0.62% and annualized volatility of 115%. $75,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $26,931 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At February 28, 2015, we revalued the conversion feature of the entire $83,333 convertible debenture using the Black Scholes valuation model with the following assumptions: 22 month term, risk free interest rate of 0.62% and annualized volatility of 109% and determined that the fair value of our derivative liability had increased by $8,944 to $110,875 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
On March 17, 2015, a one time interest expense of 12%, or $10,000, was accrued on the principal balance of $83,333.
At May 31, 2015, we revalued the conversion feature of the entire $83,333 convertible debenture and $10,000 in accrued interest using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.458% and annualized volatility of 110% and determined that the fair value of our derivative liability had increased by $75,825 to $186,700 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
As disclosed In Note 11 Subsequent Events below, between June 17, 2015 and July 22, 2015, the holder made 4 separate conversion requests and converted the entire principal balance of $83,333 and accrued interest of $10,000 into a total of 1,251,113 shares of our common stock upon such conversions in full repayment of this tranche of the note payable.
On each partial settlement, we revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock on partial settlement of the note, we transferred the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt
Tranche Five
On April 28, 2014, we received a further net advance for $50,000 under the terms of the note.
The $50,000 advance was received net of a debt discount of $5,556 and the principal balance to be repaid is $55,556. The $5,556 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.
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
We valued the conversion feature at origination at $71,928 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 term month to maturity, risk free interest rate of 0.56% and annualized volatility of 118%. $50,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $21,928 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.
At May 31, 2015, we revalued the conversion feature of the entire $55,556 convertible debenture using the Black Scholes valuation model with the following assumptions: 23 month term, risk free interest rate of 0.588% and annualized volatility of 109% and determined that the fair value of our derivative liability had increased by $42,161 to $114,089 Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of May 31, 2015, a total of $148,888 was outstanding under this convertible note in respect of principal and accrued interest relating to Tranches Four and Five.
Tranche Six
As disclosed In Note 11 Subsequent Events below, effective August 28, 2015, we received a further net advance for $75,000 under the terms of the note.
Convertible Notes Payable – Lender B

On January 30, 2014, we issued a convertible debenture to a former lender for $125,000. The convertible debenture had a 6 month term and bore interest of 12%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance was convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applied after the maturity of the convertible debenture, no value was assigned to it at origination of the loan and no loan discount was recognized on the convertible debenture at origination. This convertible debenture was due on July 30, 2014 and the holder converted the entire principal amount of the note as described further below.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815- 40, Derivatives and Hedging - Contracts in Entity's Own Stock. Since the conversion price can change with reductions in the price of Company common stock, the conversion feature meets the definition of a derivative. We therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. We valued the conversion feature at default at $111,975 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month term to maturity, risk free interest rate of 0.03% and annualized volatility of 59%. The balance of $111,975 was recognized as interest on origination and expensed in full on default.
Between January 30, 2014 and August 15, 2014, the holder made 6 separate conversion requests and converted the entire $125,000 principal amount of the note receiving a total of 1,316,356 shares of our common stock. The holder waived their right to charge interest on this loan. As of August 31, 2014, the note has been satisfied in full.
On each partial settlement, we revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock on partial settlement of the note, we transferred the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt
On April 4 2014, we issued a further convertible debenture for $150,000 to this lender. The convertible debenture has a 6 month term and bears interest of 10%. The convertible debenture could have been prepaid at a rate of 150% of the principal balance outstanding along with accrued interest. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance could be convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days. As the conversion feature only applies after the maturity of the convertible debenture, no value has been assigned to it and no loan discount has been recognized on the convertible debenture. This convertible debenture was due on October 4, 2014 and the holder converted the entire principal amount of the note as described further below.
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
On each partial settlement, we revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of our common stock on partial settlement of the note, we transferred the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt
On December 16, 2014, we issued a convertible debenture to this lender for $500,000. The convertible debenture had a 6 month term and was not subject to interest. The convertible debenture could be prepaid for $600,000 in the first 90 days of the loan and for $650,000 from the 91stto the 120th day of the loan. Interest accrued at 5% per annum after the loan matured. At any time after the maturity date of the convertible loan, if any principal balance was still outstanding, the balance was convertible into shares of the common stock at a 40% discount to the lowest closing price of the prior 20 trading days.
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
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 6 month risk free interest rate of 0.1% and annualized volatility of 73% and determined that, since origination, the fair value of our derivative liability had increased by $1,821 to $503,973. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation

At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 3 month risk free interest rate of 0.02% and annualized volatility of 59% and determined that, since origination, the fair value of our derivative liability had increased by $483,683 to $987,656. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
As of May 31, 2015, a balance of $500,000 principal was outstanding under the terms of this convertible note payable.
As disclosed In Note 11 Subsequent Events below, between June 16, 2015 and August 18, 2015, the holder made 7 separate conversion requests and converted a principal balance of $465,000 into a total of 7,304,763 shares of our common stock upon such conversion. Further on August 26, and August 28, 2015, we made cash repayment of $25,000 and $27,500, respectively, in full repayment of the remaining balance of $35,000 and related repayment penalties.

Convertible Note Payable – Lender C

On January 28, 2015, we entered into a convertible promissory note with a new lender for a maximum amount of $250,000, to be funded during a two year term, bearing interest at 12%. The maximum proceeds to be received under the note is $225,000 with the balance of $25,000 representing a discount on issue.
Tranche One
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
We valued the conversion feature at origination at $66,725 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 month term to maturity, risk free interest rate of 0.50% and annualized volatility of 125%. $56,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture and its accrued interest. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $10,725 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 24 month term to maturity, a risk free interest rate of 0.587% and annualized volatility of 121% and determined that, since origination, the fair value of our derivative liability had increased by $5,316 to $72,041. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 20 month to maturity, a risk free interest rate of 0.486% and annualized volatility of 108% and determined that, since origination, the fair value of our derivative liability had increased by $40,346 to $112,387. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
As disclosed In Note 11 Subsequent Events below, on August 4 and 21, 2015, the holder made 2 separate conversion requests and converted a principal balance of $27,300 into a total of 700,000 shares of our common stock upon such conversion.

Tranche Two
On May 8, 2015 we received a further net of $47,500 under the terms of the note.  The lender may convert the convertible promissory note into shares of our common stock at any time at a 40% discount to the lowest trade price in the 25 trading days prior to conversion. The $47,500 was received net of a debt discount of $2,500 and the principal balance to be repaid is $50,000. The $2,500 debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. A one off interest charge of 12% or $6,000 was accrued on the convertible promissory note on issuance.

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
We valued the conversion feature at origination at $87,305 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 month term to maturity, risk free interest rate of 0.50% and annualized volatility of 125%. $56,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture and its accrued interest. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $33,805 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 23 month to maturity, a risk free interest rate of 0.596% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had increased by $27,928 to $115,233. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.
As of May 31, 2015, the total balance due under this note convertible was $112,000 relating to the principal and accrued interest payable under tranches one and two

Convertible Note Payable – Lender D
On February 20, 2015, we issued a convertible debenture to a former lender for $300,000. The convertible debenture had a 12 month term and was not subject to interest. The convertible debenture could be prepaid with prepayments penalties ranging from 120% to 135%. At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 45% discount to the lowest closing price of the prior 20 trading days.
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
We valued the conversion feature at origination at $396,646 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 12 month term to maturity, risk free interest rate of 0.16% and annualized volatility of 107%. $300,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $96,646 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At February 28, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 month term to maturity, risk free interest rate of 0.22% and annualized volatility of 104% and determined that, since origination, the fair value of our derivative liability had increased by $1,821 to $393,151. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation

At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 9 month term to maturity, risk free interest rate of 0.12% and annualized volatility of 94% and determined that, since origination, the fair value of our derivative liability had increased by $123,935 to $517,086. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
As of May 31, 2015, a balance of $300,000 principal was outstanding under the terms of this convertible note payable.

As disclosed In Note 11 Subsequent Events below, on between August 26, and September 4, 2015, we made cash repayments of $35,000, $50,000 and $105,000, respectively, as partial repayment on the convertible note payable.

Convertible Note Payable – Lender E
On March 26, 2015, we issued a convertible debenture to a new lender for $317,250 under which we received net proceeds of $291,000, net of original debt discount of $26,250. The convertible debenture has a 9 month term and bears interest at 9.5%. The convertible debenture could be prepaid with prepayments penalties of 120%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.
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
We valued the conversion feature at origination at $282,565 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 9 month term to maturity, risk free interest rate of 0.205% and annualized volatility of 94%. The value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6 month term to maturity,  risk free interest rate of 0.12% and annualized volatility of 81% and determined that, since origination, the fair value of our derivative liability had increased by $215,176 to $497,741. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.
As of May 31, 2015, a balance of $323,595 principal and accrued interest was outstanding under the terms of this convertible note payable.

Convertible Note Payable – Lender F
On May 12, 2015, we issued a convertible debenture to a new lender for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.
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
We valued the conversion feature at origination at $144,755 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 12 months to maturity, risk free interest rate of 0.24% and annualized volatility of 108%. $96,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $48,755 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.2414% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had increased by $34,771 to $179,226. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of May 31, 2015, a balance of $105,547 principal and accrued interest was outstanding under the terms of this convertible note payable.

Convertible Note Payable – Lender G
On May 13, 2015, we issued a convertible debenture to a new lender for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.
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
We valued the conversion feature at origination at $144,755 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 12 months to maturity, risk free interest rate of 0.24% and annualized volatility of 108%. $96,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $48,755 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.
ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.2414% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had increased by $34,771 to $179,226. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of May 31, 2015, a balance of $105,547 principal and accrued interest was outstanding under the terms of this convertible note payable.

Convertible Note Payable – Lender H
On May 15, 2015, we issued a convertible debenture to a new lender for $150,000 under which we received $147,000, net of fees of $3,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intra day trading price of the prior 20 trading days.
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
We valued the conversion feature at origination at $180,146 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 6 months to maturity, risk free interest rate of 0.08% and annualized volatility of 76%. $147,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $33,146 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6 months to maturity, risk free interest rate of 0.0478% and annualized volatility of 77% and determined that, since origination, the fair value of our derivative liability had increased by $58,808 to $238,954. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of May 31, 2015, a balance of $150,789 principal and accrued interest was outstanding under the terms of this convertible note payable.

Movement in Derivative Liabilities
The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:
May 31, 2013	$-
Value acquired during the period	511,197
Settled on issuance of common stock	(320,270)
Revaluation on settlement on issuance of common stock or at reporting dates	(41,253)

May 31, 2014	149,674
Value acquired during the year	2,,448,891
Settled on issuance of common stock	(573,295)
Revaluation on settlement on issuance of common stock or at reporting dates	1,103,268

May 31, 2015	3,128,598

Less: long term	(528,409)

Short term	$2,600,189

7.            INCOME TAXES
The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The change of ownership following the RTC restructuring agreement may have limited our ability to utilize these US NOLs under the terms of IRC Section 381. The Mexican equivalent of the Internal Revenue Code allows NOL's to be carried forward for ten years.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2015 and 2014 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	May 2015	May 2014

Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)

	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:

	May 2015	May 2014

Net loss carry forward	$21,831,719	$19,322,455
Valuation allowance	(21,831,719)	(19,322,455)

	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 2015	May 2014

Tax at statutory rate	$2,509,264	$8,021,173
Valuation allowance	(2,509,264)	(8,021,173)

	$-	$-

8.            COMMITMENTS AND CONTINGENCIES

Lease – Head Office

From May 2012 through December 2014, our headquarters was in Marlboro New Jersey where we rented office space under the terms of a 12 month lease, with an option to extend the term of the lease for a further 12 months, at $1,300 per month and operating expenses. This lease was personally guaranteed by one of our former officers and directors. Neither the lease nor the personal guarantee were ever been finalized or signed. In January 2015 we relocated our head office to Califon, New Jersey where our head office location is provided to us, free of charge, by one of our directors.

Leases – Mexican Operation

The Company leases a warehouse (storage) facility in the city of Morelia, Michoacán, Mexico at a monthly rental of $1,700. This lease expired on February 1, 2014 and was extended for a further twelve month period on the same terms. Effective February 1, 2015 we extended the terms of the lease for a further twelve months on the same terms as before.

Effective January 1, 2014 we entered into a new rental agreement with the landowner of the land on which our mining concessions are located. Under the terms of the new agreement we agreed to pay a monthly rental of approximately $4,249 on a going basis to be able to have access to our mining concessions.

Mining rights

The Company is required to make payments to the Mexican government on a bi-annual basis to maintain its mining concessions. In the twelve months ended May 31, 2015 the Company made payments of $189,868 (2014 - $147,105) to the Mexican government to maintain its mining concessions. It is anticipated that these payments will increase in the twelve months ending May 31, 2016. As of the date of this report, we have made the mining rights payment for the Solidaridad I concession, however, we have not made the payment (approximately $90,000) for the remaining concessions which were due on July 31, 2015.

Other Commitments

Drilling Contractor

In May 2014, we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August and September 2014, we made a two further deposits of $21,250 and $75,000, respectively, under the terms of the sales proposal. As at the date of this report, no progress has taken place in respect of this project.

In February 2015, we entered into a further contract with the same contractor to drill 5,000 meters for $1,762,047, $195,790 payable in stock and the balance of $1,566,257 payable in cash.

Pursuant to the drilling program we have completed approximately 4,000 meters of drilling over 27 holes.

During the period from February 2015 through May 31, 2015, we paid $800,000 in cash and as of May 31, 2015, a balance of $193,263 had been invoiced to us and was due and payable to the Contractor. As reported in Note 11 Subsequent Events below, the Company paid a further $380,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of the date of the issuance of this report, a balance of $124,146 had been invoiced to us and was due and payable to the Contractor for work performed and a further $261,860 work was outstanding to be performed under the terms of the contract. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding.

Employment Agreement

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

Under the Consulting Agreement, among other terms, the Hertell Group will provide general business consulting services including but not limited to business development strategy, introduction of prospective business acquisitions or joint venture participation, deal-making, introduction to capital markets, marketing strategies, and other duties as mutually agreed upon by the parties. As consideration for the services, the Hertell Group will receive 9,000,000 shares of our common stock which will be issued immediately. The term of the Consulting Agreement is three years.

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

Termination of RTC Agreement

As disclosed in Note 11 Subsequent Events below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC"). Please refer to Note 11 for a complete discussion of the matter.

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

Cancellation of Preferred Stock

Termination of Agreement with RTC

PTH failed to pay the $5,000,000 due under the Promissory Note and such failure continues as of the date of this report. The failure of RTC constituted a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it has rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125,000,000 shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As a result of these actions, and in view of the purported conversion notice received from RTC, it is conceivable RTC or related parties may initiate litigation against the Company seeking the enforcement of the Restructuring Agreement (including the rights to the Preferred Stock and/or common stock) and/or the original Stock Exchange Agreement, among other demands. In the event litigation results in these matters, the Company intends to aggressively defend its position against such claims. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As disclosed in Note 11 Subsequent Events below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC"). Please refer to Note 11 for a complete discussion of the matter.

Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.00001 per share. On or about February 25, 2014, a majority of the Company's shareholders approved the increase of the authorized common stock from 150,000,000 to 325,000,000 shares.  The Board of Directors previously approved the stated corporate action.  On March 26, 2014, the Company filed with the Securities and Exchange Commission and mailed to its shareholders a Definitive Schedule 14C Information Statement with respect to the stated increase in authorized shares.

The following shares of common stock and warrants were issued and warrants cancelled in the twelve months ending May 31 2015 and 2014:

	Common Stock	Warrants

May 31, 2013	121,781,244	7,827,180

Issued for cash proceeds of $407,500	4,800,000	2,690,000
Issued as compensation for directors at a value of $382,500	2,250,000	-
Issued as compensation under consulting agreements valued at $1,602,000	9,450,000	-
Issued on conversion of loan notes with principal balances of, $316,080, accrued interest of $20,137, debt discount of $174,181 and associated derivative liabilities of $320,270	4,600,835	-
Issued on exercised of warrants at $0.010 and $0.125 for $103,333	866,667	(866,667)
Warrants expired, unexercised	-	(6,085,716)

May 31, 2014	143,748,746	3,564,797

Issued for cash proceeds of $743,475	7,921,667	3,960,833
Issued as compensation for directors at a value of $775,000	3,250,000	-
Issued as compensation under consulting agreements valued at $601,500	2,050,000	-
Issued on conversion of $467,781 notes payable, $34,000 accrued interest, $156,711 debt discount and $573,295 derivative liabilities.	5,073,144	-
Issued on settlement of accounts payable for $158,000	600,000	-
Issued on exercised of warrants at $0.125 and $0.15 for $40,000	300,000	(300,000)
Issued on the exercise of stock options at $0.065 for $65,000	1,000,000	-
Warrants expired, unexercised	-	(1,000,000)

May 31, 2015	164,573,557	6,225,630

During the year ended May 31, 2015, we issued:
i)	7,921,667 shares of our common stock, together with warrants to buy 3,960,833 shares of our common stock at prices of $0.075, $0.10 or $0.15 per unit for proceeds of $743,396. The warrants had terms of 12 months and exercise prices of $0.125, $0.15 or $0.20 per share.
ii)
3,250,000 shares of our common stock, valued at $775,000, as compensation to our directors.
2,250,000 shares of our common stock (50,000 shares per director) valued at $495,000 as compensation to our nine directors and 1,000,000 shares of our common stock, valued at $280,000, as compensation to our new Director of Mergers and Acquisitions.

iii)
2,050,000 shares of our common stock, valued $601,500, as compensation for services.

1,000,000 shares of our common stock, valued at $300,000, as compensation to a new member of our advisory board, 450,000 shares of our common stock, valued at $139,500 and 600,000 shares of our common stock, valued at $160,000 issued for investor relations services.

iv)	5,073,144 shares of our commons stock in settlement of $467,781 notes payable, $34,000 accrued interest, $156,711 debt discount and $573,295 derivative liabilities
v)	600,000 shares of our common stock, valued at $158,000, which in conjunction with a payment of $500,000, settled an outstanding liability of $1,659,072 with our former attorneys.
vi)	300,000 shares of our common stock on the exercise of 300,000 warrants at $0.125 and $0.15 per share
vii)	1,000,000 shares of our common stock on the exercise of 1,000,000 stock options by a former officer and director at $0.065 per share.
viii)	As an incentive for making a further investment in the Company, 1,606,667 warrants for 8 investors due to expire in April and August 2015, were extended for 6 months to October 2015 and February 2016 respectively.
ix)	1,000,000 of our warrants expired, unexercised.
The following table summarizes information about warrants outstanding at December, 2015:
Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months
$0.125	3,346,666	2.7
$0.15	1,437,500	9.2
$0.16	924,797	2.6
$0.20	516,667	5

	6,225,630	4.4

 Stock Options
In August 2008, our shareholders approved a Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 20,000,000 shares of Company common stock may be issued to officers, directors, key employees and consultants.
In August 2014, our Board of directors approved the establishment of a 2014 Stock Option Plan for up to 20,000,000 shares of Company common stock.

The following schedule presents the activity of Company options during the years ended May 31, 2015 and 2014:
	# of Options	Weighted-Average Exercise Price

Options outstanding and vested, May 31, 2013	16,500,000	$0.13
Granted	1,500,000	0.21
Exercised	(500,000)	(0.18)
Cancelled or forfeited	-	-

Options outstanding and vested May 31, 2014	17,500,000	0.13

Granted	3,000,000	0.23
Exercised	(1,000,000)	(0.065)
Cancelled of forfeited	(3,500,000)	(0.18)

Options outstanding and vested at May 31, 2015	16,000,000	$0.15

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
Option agreements approved by our Board of Directors have not been executed by all directors and/or consultants at this time.

The following table summarizes information about stock options outstanding at May 31, 2015:

Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable(1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	5,000,000	$625,000	1.1
$0.12	1,000,000	70,000	2.3
$0.16	3,500,000	105,000	1.9
$0.18	1,000,000	10,000	1.6
$0.19	1,500,000	-	2.0
$0.22	1,000,000	-	3.3
$0.25	1,000,000	-	3.0
$0.23	1,000,000	-	4.2
$0.28	1,000,000	-	4.4

	16,000,000	$810,000	2.2

(1) Based on closing share price of $0.19 at close of business on May 29, 2015

The total fair value of options issued during the years ended May 31, 2015 and 2014 were $724,730 and $302,084 respectively.

The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the twelve months ending May 31, 2015:

Weighted-average risk-free interest rate	1.63 – 1.65%
Weighted-average expected life	5 yrs
Weighted-average expected volatility	168%
Weighted-average expect dividends	$ 0

The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

10.            RELATED PARTY TRANSACTIONS

During the year ended May 31, 2015, we issued:
-	2,250,000 shares of our common stock valued as $495,000 as compensation to our directors. Each of our nine directors at the time received 250,000 shares of common stock.

-
1,000,000 shares of our common stock, valued at $280,000, and a 1,000,000 fully vested stock options with an exercise price of $0.29, valued at $263,600, as compensation to a newly appointed director of ours. The 1,000,000 stock grant is compensation for acting as Director of Mergers and Acquisitions. The 1,000,000 stock options is due to his appointment to the Company's Board of Directors.

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

On November 13, 2014, we received an unsecured loan from our former Chairman and Chief Executive Officer in the amount of $25,000.  We received a further  unsecured loan of $25,000 from this former officer and director on December 3, 2014 and asof the date of the report, the balance due to this former officer and director is $50,000.
Termination of Agreement with RTC
As stated elsewhere herein, on January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. This transaction involved a former officer and director of the Company and a former director of the Company.
PTH failed to pay the $5,000,000 due under the Promissory Note and such failure continues as of the date of this report. The Company believes that the failure of RTC constitutes a material breach to the Restructuring Agreement. As a result of that breach, along with other factors, the Company rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto. On May 12, 2015 and again on May 14, 2015, the Company notified RTC that it has rescinded the Restructuring Agreement and cancelled the Preferred Stock, including all rights, privileges and preferences thereto, effective immediately. The Company provided a similar notification to PTH cancelling the Restructuring Agreement and related agreements with PTH.

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125,000,000 shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

The Company undertook the above-described actions unilaterally and these actions were not the product of a negotiated settlement between the Company and the counterparties to the Restructuring Agreement, including RTC. As a result of these actions, and in view of the purported conversion notice received from RTC, it is conceivable RTC or related parties may initiate litigation against the Company seeking the enforcement of the Restructuring Agreement (including the rights to the Preferred Stock and/or common stock) and/or the original Stock Exchange Agreement, among other demands. In the event litigation results in these matters, the Company intends to aggressively defend its position against such claims. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

Lawsuit with RTC

As disclosed in Note 11 Subsequent Events below, on August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").

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

As stated elsewhere herein, on January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. This transaction involved a formed officer and direct or of the Company and a former director of the Company. .

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

11.            SUBSEQUENT EVENTS

Compensation to drilling contractor
Between May 5 and July 16, 2015, we paid a further $380,251 in cash to the contractor performing drilling services for us on our Mexican property and on August 18, 2015 we issued 1,398,444 shares of our common stock in respect of this contract.

Debt conversion and payments in settlement of convertible note with lender B
Between June 16, 2015 and August 18, 2015, the holder of Note B made 7 separate conversion requests and converted a principal balance of $465,000 into a total of 7,304,763 shares of our common stock upon such conversion. Further on August 26, and August 28, 2015, we made cash repayment of $25,000 and $27,500, respectively, in full repayment of the remaining balance of $35,000 and related repayment penalties

Debt conversion in settlement of convertible note with lender A
Between June 17, 2015 and July 22, 2015, the holder of Note A made 4 separate conversion requests and converted the entire principal balance of $83,333 and accrued interest of $10,000 into a total of 1,251,113 shares of our common stock upon such conversions in full repayment of this tranche of the note payable.

Debt conversion in partial settlement of convertible note with lender C
On August 4 and 21, 2015, the holder of Note C made 2 separate conversion requests and converted a principal balance of $27,300 into a total of 700,000 shares of our common stock upon such conversion.

Lawsuit with RTC
On August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC").

The Lawsuit was filed in the 11th Judicial Circuit Court, Dade County, Florida (Case: 2015-017057-CA-01). The Plaintiff, RTC, contends that the Restructuring Agreement does not allow for the unilateral termination of the agreement, rescission of the Certificate of Designations relating to the Preferred Stock nor the cancellation of the Preferred Stock. It further states that the obligations of PTH were not intertwined with that of RTC, and therefore the Company's termination of the agreement and cancellation of the Preferred Stock was inappropriate and ineffective, and further the Company's sole remedy would be to seek judgment against PTH for its default under the Promissory Note. The action seeks declaratory relief from the Court: (i) to declare that the Company did not have the legal right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, (ii) to determine that the unilateral actions by the Company in terminating the Restructuring Agreement and rescinding the Series A Preferred Stock is without merit, (iii) to enter a final judgment directing the issuance of the Preferred Stock to Plaintiff, (iv) to enter an order finding that any shareholder vote that have taken place without Plaintiff be declared null and void, (v) alternatively, if it is held that the Company did have the right to terminate the Restructuring Agreement and rescind the Series A Preferred Stock, to declare that the original Share Exchange Agreement with RTC be reinstated along with an extension of performance time periods (for RTC) as determined by the Court, and (vi) be awarded attorney's fees and court costs. In addition, the action asserts that the Company converted the Series A Preferred Stock, which was property of Plaintiff. The Plaintiff demands a judgment of $20,000,000 plus interest and court costs, and seeks a trial by jury.

The Company disputes Plaintiff's contentions described above. The Company's termination and rescission actions were based in part on the Promissory Note default by PTH and RTC's failure to cause PTH to perform under the Restructuring Agreement, which were material breaches of the agreement.

The Company has retained outside counsel to vigorously defend its position in this matter and avail itself of all legal and equitable rights and remedies against PTH, RTC and all other culpable parties in this matter. On September 4, 2015, the Company filed a  Notice of Removal to United Stated District Court, Southern District of Florida.

Issuance of Stock for Cash

On June 9 and 10, 2015, we issued 564,285 shares of our common stock and 282,143 twelve month warrants with an exercise price of $0.26 to four investors for cash consideration of $79,000.
Between August 24 and September 4, 2015, we issued 12,328,650 shares and 6,164,325 twelve month warrants with an exercise price of $0.08 per share to 21 investors for cash consideration of $493,946, of which the initial $360,000 was committed to the repayment of $360,000 of the Company's convertible debt. In the event that the Company's shares close at less than $0.04 on April 1, 2016 the Company will issue additional shares to these investors so that the average price per share for these investors will be equivalent to 80% of the closing price on April 1, 2016, if it were to be less than $0.04.
Exercise of Warrants
On June 9 and 10, 2015, two warrant holders exercised 316,668 warrants at $0.125 per warrant for total cash consideration of $39,584.
Issuance of Stock for Services
On June 4, and July 31, 2015, we issued 30,000 and 100,000 shares to consultants for services they have provided to the Company.
Appointment of New Chief Executive Officer
On June 25, 2015, the Board of Directors of the Company appointed John Gildea as the Company's Chief Executive Officer and on that same date, Mr. Gildea resigned as the Company's Chief Operating Officer.
The Company and Mr. Gildea have entered into an oral arrangement pursuant to which Mr. Gildea will receive a monthly compensation of $8,000 for acting in such capacity. In addition, Mr. Gildea will receive an initial grant of common stock in the amount of 500,000 shares, and he will receive a quarterly common stock grant of 200,000 shares, subject to Board of Directors approval.

Cancellation of Stock Grant

Effective July 18, 2015 we cancelled the proposed issuance of 1 million shares of our common stock to a proposed member of our advisory board for nonperformance.

Separation Agreements

Effective August 13, 2015 we entered into Separation agreements with Messrs Serrat and Figueredo, our former  Director of Mexican Operations and  Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company.
Payments in partial settlement of convertible note with lender D

On August 26, and August 28, 2015, we made cash repayment of $35,000 and $50,000, respectively, as partial repayment on the convertible note payable D.

Further advance under Convertible note with Lender B

On August 28, 2015, the holder of Note A made a further net advance to us of $75,000 under the terms of the note.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after May 31, 2015 for which disclosure is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Precious Metals, Inc.

By:	/s/ John Gildea
Name: John Gildea
Title: Chief Executive Officer
Date: September 14, 2015

By:	/s/ David Cutler
Name: David Cutler
Title: Chief Financial Officer
Date: September 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ (Daniel) Moon Joon Sikk	Director	September 14, 2015
(Daniel) Moon Joon Sikk

/s/ David W. Burney	Director	September 14, 2015
David W. Burney

/s/ Sheldon Baer	Director	September 14, 2015
Sheldon Baer

/s/ Daniel H. Luciano	Director	September 14, 2015
Daniel H. Luciano

/s/ John Gildea	Director	September 14, 2015
John Gildea

/s/ Michael Volkow	Director	September 14, 2015
Michael Volkow

/s/ Hans H. Hertell	President and Director	September 14, 2015
Hans H. Hertell