Form 10-Q
period 2015-08-31
U S PRECIOUS METALS INC
filed 2015-10-20
CIK 1286181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	AUGUST 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

	Commission File Number:	000-50703

U.S. PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1839426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

242A West Valley Brook Road Califon, New Jersey	07830
(Address of principal executive offices)	(Zip Code)

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
☐ Yes   ☒No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 194,737,658 shares of common stock issued and outstanding as of October 20, 2015.

U.S.PRECIOUS METALS, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS
	August 31, 2015 (Unaudited)	May 31, 2015 (Audited)
ASSETS
Current Assets:
Cash	$117,971	$179,895
Cash restricted	222,500	-
Prepaid and other current assets	9,325	32,762
Total current assets	349,796	212,657

Property and equipment, net	12,905	15,432

Other Assets
Investment in mining rights and other	43,967	44,106

Total Assets	$406,668	$272,195

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,373,195	$2,479,667
Convertible notes payable	1,602,478	1,717,860
Derivative liability	1,655,709	2,600,189
Total current liabilities	4,631,382	6,797,716

Long Term Liability
Convertible note payable, net of debt discount	34,772	42,475
Derivative liability on long term convertible note payable	410,272	528,409
Total Ling term liabilities	450,044	570,884

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock: authorized 10,000,000 shares of $0.00001 par value; no shares issued and outstanding, respectively	-	-
Common stock: authorized 325,000,000 shares of $0.00001 par value; 189,401,330 (unaudited) and 164,573,557 shares issued and outstanding respectively	1,894	1,646
Additional paid in capital	51,408,219	48,880,714
Deficit accumulated during exploration stage	(56,079,871)	(55,978,765)
Total stockholders' deficit	(4,669,758)	(7,096,405)

Total Liabilities and Stockholders' Deficit	$406,668	$272,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended August 31,
	2015	2014

Revenues	$-	$-

Costs and Expenses
General and administrative	1,263,568	1,432,394
Operating Loss	(1,263,568)	(1,432,394)

Other Income (Expense):
Gain (loss) on settlement of liabilities	1,131,205	-
Change in derivative liability	581,986	(34,151)
Interest expense (net)	(550,729)	(173,211)
Total other income (expense)	1,162,462	(207,362)

Loss before income taxes	(101,106)	(1,639,756)

Provision for income taxes	-	-

Net income (loss)	$(101,106)	$(1,639,756)

Net income (loss) per share
Basic and diluted	$(0.00)*	$(0.01)

Weighted average number of shares
outstanding
Basic and diluted	171,543,157	148,461,468

' * denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total
	Shares	Amount	Shares	Amount
Balance, May 31 2014 audited	1,250,000	$13	143,748,746	$1,437	$44,854,841	$(49,544,756)	$(4,688,465)

Shares issued for cash	-	-	7,921,667	79	743,396	-	743,475
Shares issued as compensation	-	-	3,250,000	33	774,967	-	775,000
Shares issued for services	-	-	2,050,000	21	601,479	-	601,500
Notes payable converted for shares	-	-	5,703,144	57	918,307	-	918,364
Accounts payable converted for shares	-	-	600,000	6	157,994	-	158,000
Warrants exercised	-	-	300,000	3	39,997	-	40,000
Stock options issued	-	-	-	-	724,730	-	724,730
Stock options exercised	-	-	1,000,000	10	64,990	-	65,000
Termination of RTC restructuring agreement	(1,250,000)	(13)	-	-	13	-	-
Net loss for the year	-	-	-	-	-	(6,434,009)	(6,434,009)

Balance, May 31, 2015 audited	-	-	164,573,557	1,646	44,880,714	(55,978,765)	(7,096,405)
Shares issued for cash	-	-	12,226,785	122	545,378	-	545,500
Notes payable converted for shares	-	-	9,255,876	93	1,135,698	-	1,135,791
Shares issued as compensation	-	-	500,000	5	74,995	-	75,000
Shares issued for services	-	-	1,528,444	15	114,576	-	114,591
Cancellation of shares issues	-	-	(1,000,000)	(10)	10	-	-
Warrants exercised	-	-	316,668	3	39,580	-	39,583
Accrued compensation settled with shares	-	-	2,000,000	20	159,980	-	160,000
Accrued compensation settled with options	-	-	-	-	457,288	-	457,288
Net loss for the period	-	-	-	-	-	(101,106)	(101,106)

Balance at August 31, 2015 unaudited	-	$-	189,401,330	$1,894	$51,408,219	$(56,079,871)	$(4,669,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. PRECIOUS METALS, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended August 31,
	2015	2014
Cash Flows From Operating Activities:

Net loss	$(101,106)	$(1,639,756)
Adjustments required to reconcile net loss to net cash used in operating activities:
Charges and credits not requiring the use of cash:
Depreciation	2,527	2,528
Shares issued as compensation	212,841	495,000
Stock option expense	-	206,958
Gain on settlement of liabilities with stock and options	(1,131,205)	-
Amortization of loan discount	402,840	7,319
Origination interest on derivative liability	84,028	111,975
Change in fair derivative value	(581,985)	34,151
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	325	12,453
Increase in interest accrued on convertible notes	52,047	21,879
Increase (decrease) in accounts payable,
accrued expenses and other current liabilities	553,681	308,097
Net Cash Used in Operating Activities	(506,007)	(439,396)

Cash Flows From Investing Activities:	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sales of common stock	545,500	455,975
Proceeds from exercises of warrants	39,583	15,000
Proceeds from convertible notes, net	219,000	-
Transfer to escrow to repay convertible notes,	(222,500)	-
Repayment of convertible notes,	(137,500)	-
Net Cash Provided by Financing Activities	444,083	382,000

Net increase (decrease) in cash	(61,924)	31,579

Cash beginning of period	179,895	121,754

Cash end of period	$117,971	$153,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.	NATURE OF OPERATIONS (CONTINUED)

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

The Plasma Plant and Plasma Processing.
It was represented to us that PP LP owned the right to operate a plasma processing facility located in 29 Palms, California, the plant took three years to build and is permitted to process ore concentrate. Plasmafication™ or plasma processing employs extreme temperatures (in excess of 7,000 F) to dissociate ore concentrates into their basic elemental state. At the time of the transaction, the plant was not in commercial production.  The parties at the time believed that initial upgrades to the facility would commence within 90 to 120 days which would enable the facility to process concentrates at the rate of approximately 9 tons/day. PP LP expected to make further upgrades to the facility which would increase its capacity to approximately 27 tons/day.  These upgrades were subject to PP LP raising funds sufficient to complete necessary improvements to its plasma processing plant.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

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

We were informed that the RTC shareholders are Wolz International, LLC ("Wolz"), which owns 50%, Titan Productions, Inc. ("Titan"), which owns 25%, and Mercury6, LP ("Mercury6") which owns 25%. Assuming a completion of the transaction without further proportionate reduction in the USPR Shares, Wolz, Titan and Mercury would have received a proportionate amount of the 300 million shares of our common stock.  We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and a member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, is the sole owner of Mercury. In addition, we were informed that Messrs Pane and Altieri owned or controlled limited partnership interests in PP LP.

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

The Restructuring Agreement and related agreements and instruments contained the following material terms and conditions, among others:

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

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

No value has been assigned to the Processing Rights, Licensing Rights, PTH's assistance to construct a Company Owned Plant or Promissory Note in these financial statements. Effective as the date of this agreement, the Company, RTC and PTH, were all development stage companies, none of which have the existing financials resources, established business operating processes or ongoing profitable business operations to meet their obligations under the terms of these agreements at the time the agreements were signed. The Company, RTC and PTH's ability to meet their obligations under the terms of these agreements wasdependent on their ability to raise the future funding required and to successfully develop and implement their business plans which could not be guaranteed at the time the agreements were signed. Accordingly the realization of any future value from these rights and notes was highly uncertain at the time the agreements were signed and accordingly no value was assigned to them.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

Promissory Note Continued.
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

As mention above, the Company was informed that the RTC shareholders are Wolz International, LLC ("Wolz") owning 50% of RTC, Titan Productions, Inc. ("Titan") owning 25% of RTC, and Mercury6, LP ("Mercury6") owning 25% of RTC. Assuming the issuance of the Preferred Stock to its shareholders,  Wolz would have receive 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock, and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock. We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer of Wolz and owned approximately 51% of Wolz, and Chad Altieri, our former Board member, is the sole officer and owner of Mercury.  In addition, we were informed that Mr. Pane was a managing member of PTH and Messrs Pane and Altieri owned or controlled approximately (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury will receive 312,500 shares of Preferred Stock convertible into 31.5 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and a member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, is the sole owner of Mercury. In addition, we were informed that Messrs Pane and Altieri owned or controlled limited partnership interests in PP LP.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

Unregistered Sale of Securities Continued.

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

After giving effect to the conversion of the Preferred Stock by RTC, RTC would own approximately 125 million shares of common stock or approximately 48% of the common stock of the Company after giving effect to the conversion of the Preferred Stock to common stock. The RTC shareholders were Wolz International, LLC (" Wolz ") owning 50% of RTC, Titan Productions, Inc. (" Titan ") owning 25% of RTC, and Mercury6, LP (" Mercury6 ") owning 25% of RTC. Wolz received 625,000 shares of Preferred Stock convertible into 62.5 million shares of common stock (or approximately 24% of the Company's issued and outstanding common stock), and each of Titan and Mercury received 312,500 shares of Preferred Stock convertible into 31.25 million shares of common stock (or approximately 12% of the Company's issued and outstanding common stock for each entity). We were informed that Mr. Gennaro Pane, our former Chairman and Chief Executive Officer, was the sole officer and a member of Wolz (and would have owned approximately 51% of such shares), and Chad Altieri, our former Board member, is the sole owner of Mercury.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

  Lawsuit with RTC Continued

The Company retained outside counsel to vigorously defend its position in this matter and avail itself of all legal and equitable rights and remedies against PTH, RTC and all other culpable parties in this matter.
On September 4, 2015, the Company filed a Notice of Removal to United Stated District Court, Southern District of Florida.

On September 25, 2015, we filed our Answer, Affirmative Defenses, Counterclaims and Third Party Complaint.

Answer, Affirmative Defenses, Counterclaims and Third Party Claims

Answer and Affirmative Defenses
In our Answer, we denied Plaintiffs claims for Specific Performance, Declaratory Relief and Conversion. In addition, we asserted numerous affirmative defenses, including among others that RTC obtained the Company's consent through fraud, deceit or misrepresentation and RTC failed to satisfy certain conditions under the Restructuring Agreement.

Counterclaims and Third Party Complaint
In our responsive pleadings, we asserted numerous counterclaims against RTC and by way of a Third Party Complaint, we asserted third party claims against Gennaro (Jerry) Pane ("Pane"), Chad Altieri ("Altieri"), Barrington (Barry) Schneer and Joseph Spano ("Individual Defendants") and PTH.

The Company's counterclaims against RTC include, among others, breach of contract, fraudulent inducement to enter into the Share Exchange Agreement and the Restructuring Agreement based in part on the misrepresentations of Pane and Altieri, rescission of the Restructuring Agreement based on the misrepresentations of Pane and Altieri and the failure of consideration, and RTC's unjust enrichment. The Company's third party claims include, among others, fraud against all of the third party defendants, the breach of fiduciary duty and negligent misrepresentation against Pane and Altieri. In addition, we have alleged the third party defendants conspired to defraud the Company to issue the Preferred Stock.

Key allegations in our Counterclaims and Third Party Claims include the following:

•
RTC/PTH and the Individual Defendants misrepresented that they had the necessary permits to legally operate their plasma facility in the City of Twentynine Palms, California; when in fact RTC/PTH could not legally operate the plasma facility because they did not have, among other things, the necessary Conditional Use Permit and Certificate of Occupancy required by the City of Twentynine Palms.

•	RTC and PTH, through the Individual Defendants, provided financial statements and information to the Company that we allege were false and materially misleading.

•	RTC /PTH and the Individual Defendants misrepresented their technical expertise and ability to operate a plasma facility.

•
RTC/PTH and the Individual Defendants since October 2013 continually misrepresented that PTH had received the necessary funding, or that funding was imminent, to improve its plasma facility in Twentynine Palms. In reality, in October 2014, PTH had received only a fraction of the necessary funding.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.            NATURE OF OPERATIONS (CONTINUED)

  Lawsuit with RTC Continued

The Company has demanded a judgment against RTC and the third party defendants for compensatory damages, punitive damages, interest, taxable costs, attorneys' fees and any such other and further relief as the Court deems just and proper.

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

Contractor is responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. All actual mining costs was to be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.	NATURE OF OPERATIONS (CONTINUED)

Mining Services Agreement with Mesa Acquisition Group LLC Continued

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

The parties are obligated to share in the milling and processing costs and revenues generated from any ore processing on a proportionate basis that is 70% to the Company and 30% to Contractor. The Mining Services Agreement contains extensive terms and obligations regarding the performance of the mining services by Contractor. Accordingly, the descriptions of the Mining Services Agreement are not complete, and are qualified in their entirety by reference to each agreement, which is an exhibit to our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2013 filed with the Securities and Exchange Commission on September 16, 2013.

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

As at the date of this report, communications with Mesa Acquisition Group LLC has ceased and no further operations have been undertaken under the Mining Service Agreement. It is not clear, if, or when, any further work will be performed under the terms of this agreement. As of the date of this filing, the Contractor has not performed its obligations under the Mining Services Agreement.

New Production and Drilling Programs

In May 2014, we paid $35,000 as a deposit on a sales proposal to install limited production equipment on our property in Mexico for a total cost of $450,000. In August and September 2014, we made two further deposits of $21,250 and $75,000, respectively, under the terms of the sales proposal. As at the date of this report, no progress has taken place in respect of this project.

In February 2015, we entered into a further contract with the same contractor to drill 5,000 meters for $1,762,047, $195,790 payable in stock and the balance of $1,566,257 payable in cash.

Pursuant to the drilling program we have completed approximately 4,000 meters of drilling over 27 holes.

During the period from February 2015 through August 31, 2015, we paid $1,180,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of August 31, 2015, a balance of $456,716 had been invoiced to us and was due and payable to the Contractor. We dispute this balance as it includes work which had not been authorized by the Company, only 4,000 of the contracted 5,000 meters had been drilled and no credit had been given for the stock issued to the Contractor by the Company. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

1.	NATURE OF OPERATIONS (CONTINUED)

Corporate Matters
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

Effective August 13, 2015 we entered into Separation agreements with Messrs. Serrat and Figueredo, our former Director of Mexican Operations and Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1.25 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ended May 31, 2016. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 30, 2015 included in our Form 10-K filed with the SEC.
Exploration Stage Accounting
The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities". Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014, with the option for entities to early adopt these new provisions. Consequently these additional disclosures are not included in its financial statements

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of August 31, 2015, none of our mineralized material met the definition of proven or probable reserves.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Net Income (Loss) Per Share
The Company computes net income (loss) per common share in accordance with Accounting  Standards  Update ("ASU"),  Earning Per Share (Topic 260) which requires the  presentation of both basic and diluted  earnings per share ("EPS")on the  consolidated  income  statements..  Under these provisions, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  During the three months ended August 31, 2015 and 2014 there were warrants and options outstanding to purchase Company common stock and notes payable that are convertible into shares of the Company's common stock. The common share equivalents of these have not been included in the calculations of loss per share because such inclusions would have anti-dilutive effects as the Company incurred a loss from operations during the three month periods ended August 31, 2015 and 2014.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
3.    GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2015, have a working capital deficit of $4,281,586, accumulated losses of $56,079,871, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.
As at August 31, 2015, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $511,382 totaling $1,091,096.
As of the date of this report, while we have made the mining rights payment to the Mexican government in respect of our Solidaridad I concession, we have not had the funds to make made the payment (approximately $90,000) for the remaining concessions which were due on July 31, 2015. Consequently we are now in default under the terms of these mineral concessions.
In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.
At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the outstanding and overdue mining rights payments  or pay the arbitration award to the other former attorney.
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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

4.    SUPPLEMENTAL CASH FLOW INFORMATION
	Three Months Ended August 31,
	2015	2014

Income taxes paid	$-	$-
Interest paid	$-	$-

Liabilities settled for shares of common stock

Convertible Notes Payable, debt discount, accrued interest and derivative liabilities settled with the issuance of 9,255,876 and 3,040,622 shares of common stock, respectively	$1,135,791	$462,591

Accrued compensation settled through the issuance of 2,000,000 shares of common stock and 2,500,000 five year options with and exercise price of $0.07	$1,562,253	$-

5.    PROPERTY AND EQUIPMENT
As at August 31, 2015 and May 31, 2015, property and equipment consisted of the following:

	August 31, 2015	May 31, 2015

Vehicles	$41,877	$41,877
Machinery and equipment	92,515	92,515
Total property and equipment	134,392	134,392
Less accumulated depreciation	(121,487)	(118,960)
Total property and equipment net	$12,905	$15,432

Depreciation expense for the three months ended August 31, 2015 and 2014 was $2,527 and $2,528, respectively.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE
	Principal Balance	Loan Discount	Accrued Interest	Total
May 31, 2014	$933,920	$(98,448)	$461,298	$1,296,770
Issued in the year	1,800,000	(1,756,741)	-	43,259
Converted into shares of common stock	(467,781)	156,711	(34,000)	(345,070)
Amortization of debt discount	-	643,561	-	643,561
Interest accrued	-	-	121,815	121,815
May 31, 2015	2,266,139	(1,054,917)	549,113	1,760,334
Issued in the period	240,833	(237,833)	-	3,000
Repaid in cash	(100,385)	-	-	(100,385)
Converted into shares of common stock	(575,633)	80,451	(10,000)	(505,182)
Amortization of debt discount	-	431,300	-	431,300
Interest accrued	-	-	48,183	48,183
August 31, 2015	$1,830,955	$(780,999)	$587,296	$1,637,250
Less long term	(211,589)	195,483	(18,667)	(34,772)
Short term	$1,619,366	$(585,516)	$568,629	$1,602,478

As at August 31, 2015, we were in default on repayment of various convertible promissory notes included in the above table with principal balances of $550,000 together with accrued interest of $541,096 totaling $1,091,096. The notes in default bear simple interest at an annual rate of 16% and may be converted into the shares of our common stock at the option of the note holder or automatically, if we complete any financing that results in proceeds of at least $10 million to us, or upon the occurrence of a change in control of us.
On September 30, 2013, a holder of our convertible notes (referenced above) served us with a lawsuit. The lawsuit demanded repayment of a total of $632,666 in principal and interest due under the convertible notes. The lawsuit was dismissed by court due to lack of jurisdiction.
Notes Payable – Current Period Activity
During the three months ended August 31, 2015, the Company issued three additional convertible notes payable for $240,833, generating net cash receipts after initial debt discount of $219,000, settled principal balances of $575,633, accrued interest of $10,000 and debt discount of $80,451 through the issuance of 9,255,870 shares of our common stock in full or part settlement of three promissory notes and repaid principal balances of $100,385 and associated prepayment penalties of $37,155 on the partial repayment of two promissory notes. Further as of August 31, 2015, we had raised an additional $222,500 through the share of sales of our common stock that was committed to further repayment of our convertible note payable and consequently is disclosed as restricted cash as of August 31, 2015.As disclosed Note 11 Subsequent Events below, these funds were used to repay convertible notes payable as required.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable – Lender A Continued

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

Between June 1, 2014 and August 20, 2014, the holder made 4 separate conversion requests and converted the remaining $132,920 of the principal receiving a total of 1,724,266 shares of our common stock upon such conversions.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable – Lender A Continued

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

On December 3, 2014, a onetime interest expense of 12%, or $10,000, was accrued on the principal balance of $83,333 and we valued the conversion feature in respect of the $10,000 interest accrual using the Black Scholes valuation model with the following assumptions: 18 month term, risk free interest rate of 0.389% and annualized volatility of 117% and determined that the initial value of the derivative liability related to the accrued interest was $13,409. Accordingly $10,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the accrued interest. The debt discount was recorded as reduction (contra-liability) to the accrued interest and is being amortized over the life of the convertible debenture. The balance of $3,409 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable – Lender A (Continued)

Tranche Three Continued

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

On March 17, 2015, a onetime interest expense of 12%, or $10,000, was accrued on the principal balance of $83,333.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable – Lender A (Continued)

Tranche Four Continued

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Note Payable – Lender A (Continued)

Tranche Five Continued

On March 17, 2015, a onetime interest expense of 12%, or $6,667, was accrued on the principal balance of $55,556.

At August 31, 2015, we revalued the conversion feature of the entire $55,556 convertible debenture and $6,667 accrued interest using the Black Scholes valuation model with the following assumptions: 20 month term, risk free interest rate of 0.621% and annualized volatility of 115% and determined that the fair value of our derivative liability had decreased by $16,388 to $104,802 Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation

Tranche Six

On August 28, 2015, we received a further net advance for $75,000 under the terms of the note.

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

We valued the conversion feature at origination at $143,553 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 24 month term to maturity, risk free interest rate of 0.737% and annualized volatility of 111%. $75,000 of the value assigned to the beneficial conversion feature was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $68,533 of the value assigned to the beneficial conversion feature was recognized as origination interest on the derivative liability and expensed on origination.

At August 31, 2015, we revalued the conversion feature of the $83,333 convertible debenture using the Black Scholes valuation model with the following assumptions: 40 month term, risk free interest rate of 0.737% and annualized volatility of 111% and determined that the fair value of our derivative liability had decreased by $153 to $143,380. Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation

As of August 31, 2015, a total of $145,556 was outstanding under this convertible note in respect of principal and accrued interest relating to Tranches Five and Six.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender B (Continued)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender B (Continued)

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

Further on August 26, and August 28, 2015, we made cash repayment of $25,000 and $27,500, respectively, in full repayment of the remaining principal balance of $35,000 and related repayment penalties of $17,500.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender C (Continued)

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

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 17 months to maturity, a risk free interest rate of 0.535% and annualized volatility of 114% and determined that, since origination, the fair value of our derivative liability had increased by $19,550 to $46,857. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As disclosed In Note 11 Subsequent Events below, effective October 6, 2015, Lender C converted a $18,048 principal balance of their loan into 800,000 shares of our common stock, as described in Note 6 Convertible Notes Payable above.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender C (Continued)

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

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 20 month to maturity, a risk free interest rate of 0.596% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had decreased by $2,287 to $112,946. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

As of August 31, 2015, the total balance due under this note convertible was $84,700 relating to the principal and accrued interest payable under tranches one and two

Convertible Note Payable – Lender D

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender D (Continued)

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
Between August 25 and 28, 2015, we made principal repayments of $65,385 and paid prepayment penalties of $19,615 in partial repayment of this note.

As of August 31, 2015, a balance of $234,615 principal was outstanding under the terms of this convertible note payable.

As disclosed In Note 11 Subsequent Events below, on between September 4 and September 29, 2015, we made principal repayments of $198,854 and paid prepayment penalties of $56,146 in further partial repayment of this note. Effective October 6, 2015, the holder converted the remaining $38,462 principal balance of the loan into 1,185,258 shares of our common stock.

As of the date of the issuance of this report, the loan has been repaid in full.

Convertible Note Payable – Lender E

On March 26, 2015, we issued a convertible debenture to a new lender for $317,250 under which we received net proceeds of $291,000, net of original debt discount of $26,250. The convertible debenture has a 9 month term and bears interest at 9.5%. The convertible debenture could be prepaid with prepayments penalties of 120%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intraday trading price of the prior 20 trading days.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender E (Continued)

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

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 month term to maturity, risk free interest rate of 0.306% and annualized volatility of 74% and determined that, since origination, the fair value of our derivative liability had decreased by $21,045 to $476,696. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

As of August 31, 2015, a balance of $331,130 principal and accrued interest was outstanding under the terms of this convertible note payable.

As disclosed In Note 11 Subsequent Events below, effective October 12, 2015, Lender E converted a $20,000 principal balance of the loan into 638,570 shares of our common stock.

Convertible Note Payable – Lender F

Tranche One

On May 12, 2015, we issued a convertible debenture to a new lender for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intraday trading price of the prior 20 trading days.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender F (Continued)

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

At May 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 month to maturity, risk free interest rate of 0.2414% and annualized volatility of 109% and determined that, since origination, the fair value of our derivative liability had increased by $34,771 to $179,226. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of May 31, 2015, a balance of $105,547 principal and accrued interest was outstanding under the terms of this convertible note payable.

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 9 months to maturity, risk free interest rate of 0.3179% and annualized volatility of 102% and determined that, since origination, the fair value of our derivative liability had decreased by $13,575 to $165,951. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

Tranche Two

On July 14 2015, we issued a additional convertible debenture to a lender F for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.

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

We valued the conversion feature at origination at $104,637 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 12 months to maturity, risk free interest rate of 0.24% and annualized volatility of 108%. $94,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $10,637 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender F (Continued)

ASC 815At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 10 months to maturity, risk free interest rate of 0.3179% and annualized volatility of 102% and determined that, since origination, the fair value of our derivative liability had increased by $65,042 to $169,679. Accordingly, we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of August 31, 2015, a balance of $214,574 principal and accrued interest was outstanding under the terms of Trance One and Two from this lender.

Convertible Note Payable – Lender G

Tranche One

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender G (Continued)

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 8 months to maturity, risk free interest rate of 0.5523% and annualized volatility of 102% and determined that, since origination, the fair value of our derivative liability had decreased by $13,190 to $166,036. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

Tranche Two

On July 21 2015, we issued an additional convertible debenture to a lender G for $52,500 under which we received net proceeds of $48,000, net of original debt discount of $4,500. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intra day trading price of the prior 20 trading days.

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

We valued the conversion feature at origination at $51,858 using the Black Scholes valuation model with the following assumptions:  dividend yield of zero, 12 months to maturity, risk free interest rate of 0.34% and annualized volatility of 105%. $47,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $4,858 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 11 months to maturity, risk free interest rate of 0.4505% and annualized volatility of 110% and determined that, since origination, the fair value of our derivative liability had decreased by $33,074 to $84,932. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

As of August 31, 2015, a balance of $161,253 principal and accrued interest was outstanding under the terms of Trance One and Two from this lender.

Convertible Note Payable – Lender H

Tranche One

On May 15, 2015, we issued a convertible debenture to a new lender for $150,000 under which we received $147,000, net of fees of $3,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intraday trading price of the prior 20 trading days.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable – Lender H (Continued)

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

At August 31, 2015, we revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 3 months to maturity, risk free interest rate of 0.6756% and annualized volatility of 68% and determined that, since origination, the fair value of our derivative liability had decreased by $15,834 to $223,120. Accordingly, we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

As of August 31, 2015, a balance of $155,326 principal and accrued interest was outstanding under the terms of this convertible note payable.

Tranche Two

As disclosed in Note 11 Subsequent Events below, on October 9, 2015, we issued and additional convertible debenture to lender H in the amount of $50,000 under which we received $49,000, net of fees of $1,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intraday trading price of the prior 20 trading days

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

6.            CONVERTIBLE NOTES PAYABLE (CONTINUED)

Movement in Derivative Liabilities

The effect of changes in the value of our derivative liabilities described in this note are summarized in the following table:
May 31, 2014	$149,674
Value acquired during the period	2,448,891
Settled on issuance of common stock	(573,295)
Revaluation on settlement on issuance of common stock or at reporting dates stock or at reporting dates	1,103,268
May 31, 2015	3,128,598
Value acquired during the period	300,028
Settled on issuance of common stock or repayment of debt	(780,659)
Revaluation on settlement on issuance of common stock or at reporting dates stock or at reporting dates	(581,986)
August 31, 2015	2,065,981

Long term	(410,272)

Short term	$1,655,709

7.            COMMITMENTS AND CONTINGENCIES

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

7.            COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases – Mexican Operation Continued

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

During the period from February 2015 through August 31, 2015, we paid $1,180,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of August 31, 2015, a balance of $456,716 had been invoiced to us and was due and payable to the Contractor. We dispute this balance as it includes work which had not been authorized by the Company, only 4,000 of the contracted 5,000 meters had been drilled and no credit had been given for the stock issued to the Contractor by the Company. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding

Employment Agreement

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

7.            COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Continued)

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

7.            COMMITMENTS AND CONTINGENCIES (CONTINUED)

Title Dispute (Continued)

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

On September 25, 2015, we filed our Answer, Affirmative Defenses, Counterclaims and Third Party Complaint.

Answer, Affirmative Defenses, Counterclaims and Third Party Claims

Answer and Affirmative Defenses

In our Answer, we denied Plaintiffs claims for Specific Performance, Declaratory Relief and Conversion. In addition, we asserted numerous affirmative defenses, including among others that RTC obtained the Company's consent through fraud, deceit or misrepresentation and RTC failed to satisfy certain conditions under the Restructuring Agreement.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

7.            COMMITMENTS AND CONTINGENCIES (CONTINUED)

Title Dispute (Continued)

Counterclaims and Third Party Complaint
In our responsive pleadings, we asserted numerous counterclaims against RTC and by way of a Third Party Complaint, we asserted third party claims against Gennaro (Jerry) Pane ("Pane"), Chad Altieri ("Altieri"), Barrington (Barry) Schneer and Joseph Spano ("Individual Defendants") and PTH.

The Company's counterclaims against RTC include, among others, breach of contract, fraudulent inducement to enter into the Share Exchange Agreement and the Restructuring Agreement based in part on the misrepresentations of Pane and Altieri, rescission of the Restructuring Agreement based on the misrepresentations of Pane and Altieri and the failure of consideration, and RTC's unjust enrichment. The Company's third party claims include, among others, fraud against all of the third party defendants, the breach of fiduciary duty and negligent misrepresentation against Pane and Altieri. In addition, we have alleged the third party defendants conspired to defraud the Company to issue the Preferred Stock.

Key allegations in our Counterclaims and Third Party Claims include the following:

•
RTC/PTH and the Individual Defendants misrepresented that they had the necessary permits to legally operate their plasma facility in the City of Twentynine Palms, California; when in fact RTC/PTH could not legally operate the plasma facility because they did not have, among other things, the necessary Conditional Use Permit and Certificate of Occupancy required by the City of Twentynine Palms.

•	RTC and PTH, through the Individual Defendants, provided financial statements and information to the Company that we allege were false and materially misleading.

•	RTC /PTH and the Individual Defendants misrepresented their technical expertise and ability to operate a plasma facility.

•
RTC/PTH and the Individual Defendants since October 2013 continually misrepresented that PTH had received the necessary funding, or that funding was imminent, to improve its plasma facility in Twentynine Palms. In reality, in October 2014, PTH had received only a fraction of the necessary funding.

The Company has demanded a judgment against RTC and the third party defendants for compensatory damages, punitive damages, interest, taxable costs, attorneys' fees and any such other and further relief as the Court deems just and proper. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which will result in significant dilution to existing shareholders

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

8.    STOCKHOLDERS' DEFICIT

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

8.    STOCKHOLDERS' DEFICIT

Preferred Stock Continued

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125,000,000 shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company will take no action with respect to the purported conversion notice from RTC.

Lawsuit with RTC

August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC"). On September 25, 2015, we filed our Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. Please refer to Note 7 Commitments and Contingencies above for a complete discussion of the matter.

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
The following shares of common stock and warrants were issued and warrants cancelled in the three months ending August 31, 2015:
	Common Stock	Warrants
May 31, 2015	164,573,557	6,225,630
Issued for cash proceeds of $545,500	12,226,785	6,113,393
Issued on settlement of convertible notes payable	9,255,876	-
Issued as compensation	2,028,444	-
Issued in settlement of accrued compensation	2,000,000	-
Cancellation of stock issued for services	(1,000,000)	-
Warrants exercised	316,668	(316,668)
Warrants expired, unexercised	-	(2,864,797)
August 31, 2015	189,401,330	9,157,559

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

8.    STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock and Warrants (Continued)

During the three months ended August 31, 2014, the Company issued:
i)	12,226,785 shares of its common stock, together with warrants to buy 6,113,393 shares of its common stock for proceeds of $545,500.
11,662,500 of these shares carried a ratchet provision whereby if the Company's stock close at a price of less than $0.04 on April1, 2016, the Company will issue additional shares of common stock to the Subscriber so that the average share price per share (including the initial shares issued) equals 80% of the Closing price.
The warrants had terms of 12 months and exercise prices of $0.05 or $0.26.
ii)	9,255,876 shares of its commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $1,135,791.
iii)	500,000 shares of its commons stock valued at $75,000 as compensation to one of our officers.
iv)	1,528,444 shares of its commons stock valued at $114,591 as compensation to consultants to the Company.
v)	2,000,000 shares of its commons stock valued at $160,000 as partial settlement of accrued remuneration due to two of our former officers
In addition:
vi)	1,000,000 shares its commons stock previously issued to consultant for services were can cancelled for non-performance
vii)	316,668 warrants were exercised with an exercise price of $0.125 for gross proceeds of $39,583 and 2,864,797 warrants expired, unexercised.
The following table summarizes information about warrants outstanding at August 31, 2015:
Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months
$0.05	5,831,250	11.5
$0.125	1,340,000	2.0
$0.15	266,667	6.1
$0.20	266,667	5.7
$0.26	282,143	9.5
Total	9,157,599	9.0

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

8.    STOCKHOLDERS' DEFICIT-CONTINUED

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
The following table sets stock options granted, exercised and outstanding during the three months ended August 31, 2014 and the twelve months ended May 31, 2014:

	# of Options	Weighted-Average Exercise Price
Options outstanding and vested, May 31, 2014	17,500,000	$0.13
Granted	3,000,000	0.23
Exercised	(1,000,000)	(0.065)
Cancelled or forfeited	(3,500,000)	(0.18)
Options outstanding and vested at May 31, 2015	16,000,000	0.15
Granted	2,500,000	0.07
Exercised	-	-
Cancelled or forfeited	(3,500,000)	(0.16)
Options outstanding and vested at August 31, 2015	15,000,000	$0.13

Effective August 13, 2015, we entered into Separation agreements with Messrs Serrat and Figueredo, our former Director of Mexican Operations and Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1.25 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

8.            STOCKHOLDERS' DEFICIT (CONTINUED)
Stock Options (Continued)
The following table summarizes information about stock options outstanding at August 31, 2015:
Exercise Price	Options Outstanding and Exercisable	Intrinsic Value of Options Outstanding and Exercisable (1)	Weighted Average Life of Options Outstanding and Exercisable In Years
$0.065	5,000,000	$25,000	0.9
$0.07	2,500,000	-	5.0
$0.12	1,000,000	-	2.1
$0.18	1,000,000	-	1.3
$0.19	1,500,000	-	1.8
$0.22	1,000,000	-	3.0
$0.23	1,000,000	-	4.0
$0.25	1,000,000	-	2.7
$0.28	1,000,000	-	4.2
	15,-00,000	$25,000	2.6
(1) Based on closing share price of $0.07 at close of business on August 31, 2015.
The total fair value of options issued during the three month periods ended August 31, 2014 and 2013 were $457,288 and $206,958 respectively.
The fair value of options granted under the Plan are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the three months ending August 31, 2015:
Weighted-average risk-free interest rate	1.58%
Weighted-average expected life	5 years
Weighted-average expected volatility	164%
Weighted-average expect dividends	$ 0
The Company expects to issue shares upon exercise of these options from its authorized shares of common stock.

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

 9.            RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2015:

On June 25, 2015, the Board of Directors of the Company appointed John Gildea as the Company's Chief Executive Officer and on that same date, Mr. Gildea resigned as the Company's Chief Operating Officer.

The Company and Mr. Gildea have entered into an oral arrangement pursuant to which Mr. Gildea will receive a monthly compensation of $8,000 for acting in such capacity. In addition, Mr. Gildea will receive an initial grant of common stock in the amount of 500,000 shares, valued at $75,000, and he will receive a quarterly common stock grant of 200,000 shares, subject to Board of Directors approval.

Effective August 13, 2015 we entered into Separation agreements with Messrs Serrat and Figueredo, our former Director of Mexican Operations and Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1.25 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company. The 2 million shares issued under this agreement we valued at $160,000 and the 2.5 million options issued were valued at $427,288

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

On November 13, 2014, we received an unsecured loan from our former Chairman and Chief Executive Officer in the amount of $25,000.  We received a further  unsecured loan of $25,000 from this former officer and director on December 3, 2014 and as of the date of the report, the balance due to this former officer and director is $50,000.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

9.            RELATED PARTY TRANSACTIONS (CONTINUED)

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

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125,000,000 shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company took no action with respect to the purported conversion notice from RTC.

Lawsuit with RTC

August 8, 2015, we were served with a lawsuit by Resource Technology Corporation ("RTC"). On September 25, 2015, we filed our Answer, Affirmative Defenses, Counterclaims and Third Party Complaint. Please refer to Note 7 Commitments and Contingencies above for a complete discussion of the matter.

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

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

 9.            RELATED PARTY TRANSACTIONS (CONTINUED)

As stated elsewhere herein, on January 30, 2014, the Company entered into a Restructuring Agreement with RTC, the RTC Shareholders, and Plasmafication Technology Holding, LLC, a Florida limited liability company ("PTH"). Pursuant to the Restructuring Agreement 1,250,000 shares of our designated Class of Preferred stock, valued at $16,250,000 was issued to the RTC shareholders. This transaction involved a formed officer and director of the Company and a former director of the Company. .

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	August 2014	August 2013
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	-%	-%

Changes in the cumulative net deferred tax assets consist of the following:
	August 2015	May 2015
Net loss carry forward	$21,871,150	$21,831,719
Valuation allowance	(21,871,150)	(21,831,719)
	$-	$-

US PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014
(unaudited)

10.            INCOME TAXES CONTINUED

A reconciliation of income taxes computed at the statutory rate is as follows:
	August 2015	August 2014
Tax at statutory rate	$39,431	$639,505
Valuation allowance	(39,431)	(639,505)
	$-	$-

11.    SUBSEQUENT EVENTS

Between September 2 and September 18, 2015 we issued 2,887,500 shares of our common stock and 1,443,750 12 month warrants with an exercise price of $0.05 for cash proceeds of $115,500. These shares carried a ratchet provision whereby if the Company's stock close at a price of less than $0.04 on April 1, 2016, the Company will issue additional shares of common stock to the Subscriber so that the average share price per share (including the initial shares issued) equals 80% of the closing price on such date.

On September 14, 2015,  we canceled 375,000 shares of our common stock and refunded $15,000 to a former investor.

Between September 4 and September 29, 2015, we made principal repayments of $198,854 and paid prepayment penalties of $56,146 in further partial repayment of an outstanding note to Lender D.

Effective September 18, 2015, Lender C converted $38,462 principal balance of the loan into 1,185,258 shares of our common stock, as described in Note 6 Convertible Notes Payable above.

Effective September 25, 2015, the Board granted a director, who is also an attorney, 200,000 shares of common stock for his assistance with the pending litigation involving RTC and related parties.

Effective October 6, 2015, Lender C converted a $18,048 principal balance of the loan into 800,000 shares of our common stock, as described in Note 6 Convertible Notes Payable above.
Effective October 9, 2015, we issued and additional convertible debenture to lender H in the amount of $50,000 under which we received $49,000, net of fees of $1,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intraday trading price of the prior 20 trading days as described in Note 6 Convertible Notes Payable above.
Effective October 12, 2015, Lender E converted a $20,000 principal balance of the loan into 638,570 shares of our common stock as described in Note 6 Convertible Notes Payable above.
On October 16, 2014 we formally terminated our consulting agreement with Dr. Edgar Choueiri.
The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after August 31, 2015 for which disclosure is required.

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

Construction of a Company Owned Plasma Plant.  Under the Equipment Purchase Agreement, PTH agreed to construct, on behalf of the Company, a 10 ton/day plasma processing plant on its premises located in 29 Palms, California ("Company Facility").  The plant was to be constructed on an actual costs basis without markup by PTH, and PTH also has agreed to pay for 1/3rd of the construction costs.  The estimated costs of construction for the Company Facility was approximately $18 million. The parties intended to formulate a draw schedule which would detail construction and payment milestones, however, in order to initiate the construction process, the Company would be required to pay a down payment of $1.5 million. In addition to other terms and conditions therein, PTH agreed to assist in obtaining the necessary Federal, state and local permits and licenses to construct and operate the Company Plasma facility, however, the Company would have been required to bear the related costs. Upon completion of the facility, the Company would have owned 100% of the Company Facility, however, any Licensed Technical Information would have been subject to the Licensing Agreement.  In addition, the parties agreed to enter into an operating and maintenance agreement, which would address the operation and maintenance of the Company Owned Plasma Plant.

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

On May 15, 2015, the Company received notification from an attorney at law acting as the custodian for RTC requesting the conversion of the Preferred Stock into 125 million shares of common stock of the Company. The Company's position is that RTC has no rights to the Preferred Stock and the Company took no action with respect to the purported conversion notice from RTC.

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

Contractor is responsible for the costs and expenses of: the satellite imaging described in Phase 1, the limited exploration and build out of the infrastructure described in Phase 2, and the construction of the processing plant described in Phase 3 and all mining costs. The obligation of contractor to proceed to Phases 2 and 3 will be dependent upon the company receiving positive results of the satellite imaging. The size and capacity of the processing plant to be constructed by the Contractor will be determined by parties, subject however to the results of the satellite imaging. All actual mining costs are to  be paid for by Contractor and milling and processing expenses will be allocated between the parties in proportion to their revenue allocation described below (70% for Company/30% for Contractor).

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

During the period from February 2015 through August 31, 2015, we paid $1,180,251 in cash and issued 1,398,444 shares of our common stock in respect of this contract. As of August 31, 2015, a balance of $456,716 had been invoiced to us and was due and payable to the Contractor. We dispute this balance as it includes work which had not been authorized by the Company, only 4,000 of the contracted 5,000 meters had been drilled and no credit had been given for the stock issued to the Contractor by the Company. As of the issuance of this report, we do not have the funding to pay the balance due and payable or the balance of the work to be performed under the terms of the contract and we will need to raise the additional funds through the sale of further equity or debt instruments. These is no guarantee that we will be success in raising the necessary funding.

Corporate Matters
During the three months ended August 31, 2014, the Company issued:
i)
12,226,785 shares of its common stock, together with warrants to buy 6,113,393 shares of its common stock for proceeds of $545,500.
11,662,500 of these shares carried a ratchet provision whereby if the Company's stock close at a price of less than $0.04 on April 1, 2016, the Company will issue additional shares of common stock to the Subscriber so that the average share price per share (including the initial shares issued) equals 80% of the closing price on such date.

The warrants had terms of 12 months and exercise prices of $0.05 or $0.26.

ii)	9,255,876 shares of its commons stock in settlement of convertible notes payable, accrued interest, debt discount and derivative liabilities totaling $1,135,791.
iii)	500,000 shares of its commons stock valued at $75,000 as compensation to one of our officers.
iv)	1,528,444 shares of its commons stock valued at $114,591 as compensation to consultants to the Company.
v)	2,000,000 shares of its commons stock valued at $160,000 as partial settlement of accrued remuneration due to two of our former officers
In addition:
vi)	1,000,000 shares its commons stock previously issued to consultant for services were can cancelled for non-performance
vii)	316,668 warrants were exercised with an exercise price of $0.125 for gross proceeds of $39,583 and 2,864,797 warrants expired, unexercised.
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

Effective August 13, 2015 we entered into Separation agreements with Messrs Serrat and Figueredo, our former Director of Mexican Operations and Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1.25 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company.

Liquidity and Capital Resources
As shown in the accompanying financial statements, we have experienced continuing losses since Inception (January 21, 1998), and as at August 31, 2015, have a working capital deficit of $4,281,586, accumulated losses of $56,079,871, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.
As at August 31, 2015, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $511,382 totaling $1,091,096.
As at August 31, 2015 and as of the date of this report, while we have made the mining rights payment to the Mexican government in respect of our Solidaridad I concession, we have not made the payment (approximately $90,000) for the remaining concessions which were due on July 31, 2015. Consequently we are now in default under the terms of these mineral concessions
In addition, we owe another former attorney the sum of approximately $90,000 under an arbitration award. The attorney has initiated efforts to effect a judgment against the Company.
At the time of this report, we do not have the funding available to repay the convertible promissory notes, pay the outstanding and overdue mining rights payments  or pay the arbitration award to the other former attorney.
These conditions raise substantial doubt about our ability to continue as a going concern.
In our audited financial statements for the fiscal years ended May 31, 2015 and 2014, contained in our Annual Report, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.
Since we do not anticipate generating any revenue for the foreseeable future, we will have to continue to seek additional funding from outside sources. However, we are facing volatile financial markets that may make it difficult to satisfy our need for additional capital to finance our plan of operations for fiscal 2015 through either debt or equity. As a result, we continue to seek appropriate opportunities that are likely to provide us with adequate fiscal resources to execute our plan of operations in the current fiscal year and beyond. Significant dilution may result due to our current and future financings.
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
During the three months ended August 31, 2015, we sold 12,226,785 shares of our common stock, together with warrants to buy 6,113,393 shares of our common stock for proceeds of $545,500. The warrants had terms of 12 months and exercise prices of $0.05 or $0.23.We further issued three new convertible notes for net proceeds of $219,000. We also received $39,583 from the exercise of 316,668 warrants with an exercise price of $0.125.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2015 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2014

Revenue

We earned no revenue in either the three months ended August 31, 2015 or 2014 and as an exploration stage company we do not anticipate earning revenue in the foreseeable future.

General and administrative expenses

During the three months ended August 31, 2015, we incurred general and administrative expenses of $1,263,568, compared to the $1,432,394 incurred in the three months ending August 31, 2014, a decrease of $168,826.

During the three months ended August 31, 2015, we incurred $781,453 in exploration cost relating to our new drilling campaign, compared to $0 during the three months ended August 31, 2014.However, this increase was more than offset by a $671,495 decrease in remuneration, a $149,548 decrease in consulting fees and a $129,235 decrease in other expenses.

The $671,495 decrease in remuneration related primarily to the fact that in 2014 issued 2,250,000 shares of our common stock valued at $494,000, as compensation to our nine directors while we made no such issuance in in 2015 and in 2014 we accrued $162,834 in respect of potential labor dispute relating to our Mexican operations. The $149,548 decrease in consulting fees related primarily to the issuance of 1 million stock option shat we issued to a consultant in 2014 while we made no such issuance in 2015.The $129, decrease in other expenses arose due to an exchange gain on our Mexican assets and a significant decrease in travel and office costs following our change in management.

Gain and Loss on Settlement of Liabilities

During the three months ended August 31, 2015 we recognized gains on settlements of liabilities of $1,131,205 compared to $0 during the three months ended August 31, 2014.

Effective August 13, 2015 we entered into Separation agreements with Messrs Serrat and Figueredo, our former Director of Mexican Operations and Chief Technology Officer, respectively, whereby we issued each of them 1 million shares of our common stock and 1.25 million, five year stock options with an exercise price of $0.07 in full and final settlement of any and all balances owed to them by the Company. The 2 million shares issued under this agreement we valued at $160,000 and the 2.5 million options issued were valued at $427,288 and accordingly we recognized a gain of $944,965 on the settlement of accrued compensation of $1,562,252 due to these individuals.

We recognized further gains on the payment of certain drilling expenses in shares of our common stock ($87,899) and on the partial settlement of certain principal balance of notes payable, accrued interest, debt discount and derivative liabilities ($88,341), even after taking into consideration the repayment penalties applicable to such repayments.

We made no such settlements and made no such gains or losses during the three months ended August 31, 2014.

Change in derivative liability
During the three months ended August 31, 2015, we recognized a gain on revaluation of derivative liabilities of $581,986, compared to the loss of $34,151 incurred in the three months ending August 31, 2014, an increase of $616137. The increase arose due to the increase in the number, value and maturity value of the derivative liabilities outstanding between the two periods
Interest expense (net)
During the three months ended August 31, 2015, we incurred interest expense (net) of $550,729 compared to $173,211 during the three months ended August 31, 2014, an increase of $377,518.
The increase reflects the increased level of Company's borrowings between the two periods.
Net loss
The net loss for the three months ended August 31, 2015 was $101,106 compared to $1,639,756 during the three months ended August 31, 2014, a decrease of $1,538,650 due to the factors discussed above.
CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED AUGUST 31, 2014 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2013

Net cash flow used in operations in the three months ended August 31, 2015 was $506,007 compared to $439,396 for the three months ended August 31, 2014, an increase of $66,611.

In the three months ended August 31, 2015, our net loss was $101,106 was increased for cash flow purposes by $1,010,955 in non- cash items and decreased for cash flow purposes by an increase in our net operating liabilities of $606,053 to arrive at net cash used in operations of $506,007. By comparison, in the three months ended August 31, 2014, our net loss was $1,639,756 which was offset by $857,930 in non- cash items and an increase in our net operating liabilities of $342,429 to arrive at net cash used in operations of $439,396.
No cash flow was provided by, or used in, investing activities during the three months ended August 31, 2015 or 2014.
Net cash flow generated from financing activities was $444,083 in the three months ended August 31, 20145compared to $382,000 for the three months ended August 31, 2014, an increase of $62,083.
In the three months ended August 31, 2015, we received $545,500 from the sale of shares of our common stock and warrants, $219,000 from the issuance of convertible notes payable and $39,583 from the exercise of warrants, while we paid $137,000 principal payments and prepayment penalties in respect of convertible notes payable and transferred $222,500 to an escrow accounts reserved for future repayment of notes payable. By comparison, in the three months ended August 31, 2014, we received $455,975 from the sale of shares of our common stock and warrants and $15,000 from the exercise of warrants
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the " Exchange Act "), as of the last day of the fiscal period covered by this report, August 31, 2015.The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2015. Specifically, we concluded that we had identified a significant deficiency with respect to the operation of our internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain directors, officers and non-Company individuals as of August 31, 2015.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended August 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Termination of RTC Agreement

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

On September 4, 2015, the Company filed a Notice of Removal to United Stated District Court, Southern District of Florida.

On September 25, 2015, we filed our Answer, Affirmative Defenses, Counterclaims and Third Party Complaint.

Answer, Affirmative Defenses, Counterclaims and Third Party Claims

Answer and Affirmative Defenses
In our Answer, we denied Plaintiffs claims for Specific Performance, Declaratory Relief and Conversion. In addition, we asserted numerous affirmative defenses, including among others that RTC obtained the Company's consent through fraud, deceit or misrepresentation and RTC failed to satisfy certain conditions under the Restructuring Agreement.

Counterclaims and Third Party Complaint
In our responsive pleadings, we asserted numerous counterclaims against RTC and by way of a Third Party Complaint, we asserted third party claims against Gennaro (Jerry) Pane ("Pane"), Chad Altieri ("Altieri"), Barrington (Barry) Schneer and Joseph Spano ("Individual Defendants") and PTH.

The Company's counterclaims against RTC include, among others, breach of contract, fraudulent inducement to enter into the Share Exchange Agreement and the Restructuring Agreement based in part on the misrepresentations of Pane and Altieri, rescission of the Restructuring Agreement based on the misrepresentations of Pane and Altieri and the failure of consideration, and RTC's unjust enrichment. The Company's third party claims include, among others, fraud against all of the third party defendants, the breach of fiduciary duty and negligent misrepresentation against Pane and Altieri. In addition, we have alleged the third party defendants conspired to defraud the Company to issue the Preferred Stock.

Key allegations in our Counterclaims and Third Party Claims include the following:

•
RTC/PTH and the Individual Defendants misrepresented that they had the necessary permits to legally operate their plasma facility in the City of Twentynine Palms, California; when in fact RTC/PTH could not legally operate the plasma facility because they did not have, among other things, the necessary Conditional Use Permit and Certificate of Occupancy required by the City of Twentynine Palms.

•	RTC and PTH, through the Individual Defendants, provided financial statements and information to the Company that we allege were false and materially misleading.

•	RTC /PTH and the Individual Defendants misrepresented their technical expertise and ability to operate a plasma facility.

•
RTC/PTH and the Individual Defendants since October 2013 continually misrepresented that PTH had received the necessary funding, or that funding was imminent, to improve its plasma facility in Twentynine Palms. In reality, in October 2014, PTH had received only a fraction of the necessary funding.

 The Company has demanded a judgment against RTC and the third party defendants for compensatory damages, punitive damages, interest, taxable costs, attorneys' fees and any such other and further relief as the Court deems just and proper. Shareholders should be aware that the cost of litigation may prove expensive and, in this regard, the Company will be required to raise additional funds, which may result in significant dilution to existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2015, we received $545,000 from the sale of 12,226,785 units. Each unit consist of one share of its common stock consists of one share of our common stock, and one half of a warrant. The warrants had terms of 12 months and exercise prices of $0.05 or $0.23. 11,662,500 of these units carried a ratchet provision whereby if the Company's stock close at a price of less than $0.04 on April 1, 2016, the Company will issue additional shares of common stock to the Subscriber so that the average share price per share (including the initial shares issued) equals 80% of the closing price on such date.
Between September 2 and September 18, 2015 we received $115,500 from the sale 2,887,500 units. Each unit consist of one share of its common stock consists of one share of our common stock, and one half of a warrant. The warrants had terms of 12 months and exercise prices of $0.05. These shares carried a ratchet provision whereby if the Company's stock close at a price of less than $0.04 on April1, 2016, the Company will issue additional shares of common stock to the Subscriber so that the average share price per share (including the initial shares issued) equals 80% of the Closing price.

From July 1, 2015 through the date of the issuance of this report, we have issued four convertible promissory notes with the following terms:

i)
On July 14 2015, we issued a additional convertible debenture to a lender F for $105,000 under which we received net proceeds of $96,000, net of original debt discount of $9,000. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intraday trading price of the prior 20 trading days

ii)
On July 21 2015, we issued an additional convertible debenture to a lender G for $52,500 under which we received net proceeds of $48,000, net of original debt discount of $4,500. The convertible debenture had a 12 month term and was bears interest at 10%. The convertible debenture could be prepaid with prepayments penalties ranging between 120% and 150%.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 40% discount to the lowest intraday trading price of the prior 20 trading days

iii)
On August 28, 2015, we issued an additional convertible debenture to lender A in the amount of $83,333, bearing interest at 12% and is due and payable on August 28, 2018. The principal and interest on the note can be converted to common stock at a 40% discount to the lowest trading price for the prior 25 days. The Company received proceeds in the amount of $75,000 (after an original issue discount of $8,333),

iv)
On October 9, 2015, we issued and additional convertible debenture to lender H in the amount of $50,000 under which we received $49,000, net of fees of $1,000. The convertible debenture has a 6 month term and was bears interest at 12%. The convertible debenture could be prepaid with prepayments penalties of 150%, subject to approval of the lender.  At any time after the issuance date of the convertible loan, the lender has the right to convert the balance into shares of the common stock at a 42.5% discount to the lowest intraday trading price of the prior 20 trading days

All these transaction was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that each investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULT OF SENIOR SECURITIES.

As at August 31, 2015, we were in default on repayment of convertible promissory notes with principal balances of $550,000 together with accrued interest of $11,382 totaling $1,091,096.
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
During the three month periods ending August 31, 2015 and, 2014, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three month periods ending August 31, 2015 and 2014.

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
Date: October 20, 2015

U.S. Precious Metals, Inc.

By:	/s/ David J Cutler
Name: David J Cutler
Title: Chief Financial Officer
Date: October 20, 2015